Form 10-K
period 2010-04-30
ePhoto Image, Inc.
filed 2010-07-29
CIK 1484931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165074

ePhoto Image, Inc.
(Exact name of registrant as specified in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	_______
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 0086-137-175-28189

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,750,000 as of July 27, 2010.

PART I
Item 1.   Business

Company Overview

We were incorporated as “ePhoto Image Inc.” (“ePhoto”) on September 20, 2007, in the State of Nevada for the purpose of developing digital image transaction software and a website through which visual artists can sell original photographic content.

Business of Company

We are engaged in the business of developing digital image transaction software and a website through which visual artists can sell low-cost, original photographic content specifically to both low-end and high-end users of stock photographic images, such as newsletter and magazine publishers and website designers based primarily in Asia. We hope that such a website, once established, will provide photographers, illustrators, graphic designers, animators, cinematographers and other visual artists a low-priced, online venue to sell their work to users of stock photographic images.  Unlike many stock image houses presently operating in the market, our objective is to not purchase large portfolios of stock images from a select group of established photographers. Instead, we intend that photographers affiliated with our company will maintain ownership of their stock images. We plan to generate revenue by charging affiliate photographers a commission on the images they sell through our website.  The images sold on our website will primarily feature Asian themes. We are currently in the process of designing and developing our software and our website, which will utilize the software to manage our database of images, display available images, and manage all associated transactions. We are continually refining this software and our website through research and trial runs. When we are satisfied that our software, website, and products will compete effectively in the Visual Content Industry by being the most cost-efficient and accessible software and website to offer a diverse selection of images from Asia, we will conduct the public launch of the website for use by visual artists and their potential customers.

We have not successfully launched our website or generated any revenues to date.  The success of our business is dependent on building our website, acquiring artist images, and making commission from sales of artwork on our website.  If we are unable to successfully implement our business plan, our business will fail and you will lose your entire investment in our company.

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

Stock and Microstock Photography

Stock photography consists of existing photographs that can be licensed for specific uses.  Publishers, advertising agencies, graphic artists, and others use stock photography to fulfill the needs of their creative assignments.  A customer who uses stock photography instead of hiring a photographer can save time and money.  Stock images can be presented in searchable online databases, purchased online, and delivered via download or email.  A collection of stock photography may also be called a photo archive, picture library, photo bank, or image bank, as modern stock photography distributors often carry stills, video, and illustrations.  Images are filed at an agency that negotiates licensing fees on the photographer’s behalf in exchange for a percentage, or in some cases owns the images outright.  This is increasingly done online, especially with newer microstock models.  Pricing is determined by the size of audience or readership, how long the image is to be used, the country or region where the images will be used and whether royalties are due to the image creator or owner.  Often, an image can be licensed for less than $200, or in the case of the microstock photography websites as little as $1.

Rights Managed stock photography involves an individual licensing agreement, which is negotiated for each use and details the specific conditions under which the image can be used.  Royalty-free stock photography offers a photo buyer the ability to use an image an unlimited number of times and in any medium for a single license fee.

Microstock photography is an offshoot of traditional stock photography.  What defines a company as a microstock photography company is that they 1) source their images almost exclusively via the Internet, 2) do so from a wider range of photographers than the traditional stock agencies (including a willingness to accept images from amateurs and hobbyists), and 3) sell their images at a very low rate (anywhere from $.20 - $10) for a royalty-free image.  Many microstock sites also sell vector art, and some sell Flash animations and video, as well as still images.

Each microstock company uses a different pricing and payment scheme.  Photographers can upload the same pictures on multiple sites or, with some agencies, become an exclusive supplier and receive an increased commission and additional benefits.  There is no fee to post photos on a microstock site.  However, microstock companies do not accept all artists or all photographs.  Each employs a team of reviewers who check every picture submitted for technical quality, as well as artistic and commercial merit.  Photographers add keywords that help potential buyers filter and find pictures of interest.

Visual Content Industry

The visual content industry supplies images to a varied and growing customer base, ranging from individual consumers to major multinational corporations. Market segments include graphic designers, art directors and art buyers at advertising agencies, marketing and communications professionals, Web and new media designers, newspaper, magazine, book, music and video publishers, and broadcast and media production companies.  In addition, emerging market segments include business users, who are not graphic designers or other professional users of images, such as managerial and sales professionals and small or home office (SOHO) users. Images are used to communicate messages in a wide variety of applications, including print, electronic and broadcast advertising, direct mail and marketing brochures, educational and training publications, books, magazines, newspapers, corporate communications and annual reports, motion pictures, broadcasting, CD-ROM products, sites on the Internet, other online uses, sales and in-house presentations, and various consumer uses.

The worldwide digital content market, including the market for stock digital photographic images, reached $2.9 billion annually in 2004. The visual content industry has grown substantially in recent years. This growth may be attributed to several factors, including greater appreciation of the value of images for conveying, symbolizing and reinforcing marketing and editorial messages visually; technological innovations that have made it easier and cheaper to select, use, edit and distribute images; and a proliferation of communications channels, particularly via the Internet and in the cable and satellite broadcasting industry.  The video footage sector is expected to continue to grow as technological developments in cable and satellite broadcasting and new media industries lead to a major increase in demand for stock and archival footage.

A number of technological advances have contributed to recent developments in the visual content industry and to increased demand for digital images. These advances include:

▪
Advances in computer hardware:  the development of faster and less expensive desktop computers, high-quality color monitors and CD-ROM drives and related compression technologies have made it possible for personal computer users to review and distribute high-quality color images.

▪
Software development:  Developments in software applications and tools, such as Adobe PhotoShop and PhotoDeluxe, as well as the popularity of low-priced desktop publishing applications have enabled personal computer users to enhance, manipulate, and edit color images and combine them on a single page with text and other graphics.

▪
Advances in printing technologies: Advances in commercial four color printing technologies have made professional printing more accessible and cost effective for many professional applications. In addition, the recent introduction of relatively inexpensive, higher resolution color printers have made it possible for non-professionals and personal computer users to print high-quality color images at low cost without professional assistance.

▪
The Internet:  Significant increases in the use of the Internet, both as a medium for communications and as a platform for commercial transactions, have occurred. According to Internet World Stats (www.internetworldstats.com/emarketing.htm), the number of people who are using the World Wide Web has grown from 16 million users, or 0.4% of the global population in December of 1995, to 1,319,872,109 and 20% of the global population in December of 2007. Asia alone has over 500 million users, accounting for 38.7% of the Internet usage of the world. Asia has shown a 346.6% Internet use growth from the years 2000 to 2007.  This increased use of the Internet has resulted in growth in commercial promotion and advertising in websites and other online communications, which, in turn, have contributed to an increase in demand for and use of digital images for such promotion, advertising and communication. In addition, the Internet provides a new, more efficient means of marketing and distributing images for such uses, as well as more traditional uses.

Our Products

The rising demand for stock photographic images within the growing visual content industry in conjunction with the widespread and increasing use of the Internet in general and as a source for visual content have resulted in what we anticipate will be a highly receptive potential market for our website and our products.  The vast pool of potential consumers of stock photographic images within the visual content industry as well as the many prospective consumers working outside of the visual content industry are all seeking high-quality, affordable images from visual artists who, in turn, are seeking ways to reach and sell their work to a wide range of customers at fair-market value.  The subject matter of our stock photographic images will focus primarily on Asian themes and will target an Asian audience.  This specialization offers several benefits, including a less complicated keyword image search.

To date, we have reserved a domain name at www.ePhotoImage.com.  Our website is currently under construction. We are currently in the process of developing the site to manage a database of images, display available images, and manage all associated transactions with artist affiliates.  We are continually refining this software and our website through research and trial runs. When we are satisfied that our software, website, and products will compete effectively in the Visual Content Industry by being the most cost-efficient and accessible software and website to offer a diverse selection of images from Asia, we will conduct the public launch of the website for use by visual artists and their potential customers.

Once established, we anticipate that our website will be an online stock image transaction site, similar to other online stock image agency websites in that it provides the opportunity for corporations and individuals to purchase image usage rights online and to take digital delivery of the image electronically. Our strategy is to differ from many online stock image companies, however, in that we plan to allow contributing photographers the ability to retain ownership of their images. We are in the process of developing an affiliate-based website, branded “ePhotoImage.com,” where our images will be available for viewing, purchasing and downloading.  We plan to solicit photographic originals from photographers and create an inventory of stock images available for online viewing. Our plan is that the website will include still photographic images, illustrations, clip art and video clips.  Customers should be able to freely browse our inventory of stock images and download thumbnail sketch samples of stock images. However, customers must pay the contributing photographer prior to downloading usable images. We plan to generate revenues by charging our affiliated photographers a sales commission of approximately 30% on all sales transacted on our website.

Our business plan is to offer digital product, transaction, and delivery.  We believe the advantage of our digital approach is a significant reduction in costs.  Unlike companies that sell physical products (including photographs and other artwork), our products, once established, will be digital in nature and will not require facilities to warehouse products, and consequently no staff is required to manage inventory and prepare orders. Likewise, financial transactions and the delivery of purchases will be accomplished digitally, so no sales and fulfillment staff will be required and no shippers, drivers or vehicles are needed. Staff will still be required in the areas of administration, marketing, and support. Whenever possible, information we gain from staff activities will be used to further automate our processes.

We are in the process of refining the format for our website, which will be integral to its success. We are designing and developing our website by conducting research to improve on quality and cost. This research includes performing trial runs of our software and website in order to refine their essential qualities, such as ease of access and software reliability. Refining these qualities will ensure that our final website and products are practical, affordable, and dependable.

We have not yet begun the process of soliciting an inventory of digital images from photographers.  We have, however, analyzed the market and believe our unique twists in the stock image market will appeal to new, amateur and experienced photographers. We believe that the established stock image business has grown complex and intimidating to most photographers.  Leading stock image vendors tend to boast about the vast number of images they hold online.  We believe that such an inventory almost insures that individual works will get “lost” in the database. In contrast, we hope to develop a site to focus on the emerging middle class Chinese market. It will have the nuances and cultural cues that appeal to the modern photographer interested in the Chinese culture, whether they are amateurs or professionals.   We intend to draw these photographers to our site, by engaging in the following:

▪
We intend to attract photographers with regionally based theme categories. For example, unlike current stock image sites which classifies in broad terms such as “people,” “animals,” etc. we will also create categories for regions such as “Great Wall,” ‘"Barrier Reef,” etc. We will classify regions, history and subject-matter items that are appealing to China, such as its rich history, food, cultural icons.

▪
We also plan to offer a “mobile upload” area to attract photographers. Though most mobile images are of poor quality, we feel the hardware makers are now offering phone cameras that create acceptable images.  These “live” and “authentic” images will be of non-posed and choreographed images.  We plan to capture mobile uploads, offer many royalty-free photos, but create a market in the future for licensed images from this source.  We feel that the mobile upload market will only grow in popularity. This could be the “blog” or “twitter” for images. As of March 2010, it is estimated that China has 747 million mobile phone users; many of these phones are equipped with cameras.  It is projected that in 2014, China alone will have about 957 million mobile phone users. (see: http://www.emarketer.com/blog/index.php/staggering-mobile-stats-bric-countries/ )

▪
We also intend to advertise our website through a combination of Skype, MSN and Facebook in China. This social networking and communications portal is rich with young, affluent Chinese consumers creating images. These images are history captured as China grows. These images are what Chinese marketers and international marketers will be interested in to "speak" to its audience.  In the next twelve months, we hope to commence the process of developing the infrastructure to link with this social networking community.

We have not yet marketed our website to attract customers, but we intend to do so in the next twelve months.  We intend to attract customers with value pricing and offering ease of use. We intend to draw in customers by engaging in the following:

▪
We are using SEO as part of our website development architecture.  SEO or “Search Engine Optimization” is the process of improving the volume or quality of traffic thru the web site.  To ensure we are associated and found by users of the most popular search engines such as Google, Bing or Yahoo, we are incorporating the most current organic and algorithmic processes.

▪
We also plan to do limited marketing at websites that focus on amateur photographers seeking advice and information. Sites such as blogs or forums that offer inexpensive internet banners for exposure and marketing.

▪
We also intend to  use mutual internet links. Other than tapping into the search engine user base, we will also market and offer mutual link marketing. So manufacturers, photo studios and accessory makers will have links within our site and in return they will link ePhoto to theirs.

Competition

We plan to compete with a number of established online stock image companies who sell stock images to visual content consumers in Asia and internationally. These companies enjoy brand recognition which exceeds that of our brand name and have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

▪
Getty Images has a user friendly website where its vast inventory of stock photographic images may be previewed and purchased by prospective customers.   They have long standing business relationships with photographers and publishers and are the leading supplier of stock images for business and consumers with an archive of 70 million still images and illustrations and more than 30,000 hours of stock film footage.   The company targets 3 markets:  creative professionals (advertising and graphic design), the media (print and online publishing), and corporate communication departments for other businesses.  The company generates revenue of approximately $807 million each year.

▪
iStockphoto is an online, royalty free, international microstock photography provider operating with the micropayment business model. Images cost between 1 and 20 credits, depending on size (with credits ranging from $.96 to $1.30 each).  The company was the pioneer for the microstock photography industry, and claims to be “the world’s fastest growing collection of original, independent, royalty-free images.”  As of March 2008, the online photo library contains over 2.8 million images contributed by over 50,000 photographers.  The company has over 3 million registered members (as of February 2008) that participate in Internet forums, a creative-network for keeping track of friends, and a peer review/rating system.  They have a reputation for interacting with their member-base and discussing changes and new ideas openly before and after implementation, but they also have a reputation for censorship among some photographers.  The company was acquired by Getty Images for $50 million in February 2006.

▪
ShutterStock is a microstock photography website selling images by subscription.  As of February 2008, the company had more than 3 million royalty-free images available to subscribers, taken by more than 70,000 photographers.  Subscribers can download up to 25 images per day (750 per month) and may continue to use the pictures even after their membership has expired.  As of June 2007, the fee for subscribers began at $199 per month.  Contributing photographers must apply before they are eligible to upload their images, and, once approved, can begin uploading their work through the website.  They supply keywords, categorize the images, and submit them to inspection, where each image is examined to ensure that it meets the standards of quality, usefulness and copyright and trademark laws.  Each time an image is downloaded, the photographer receives a flat rate of $.25 ($.30 if the photographer has reached $500 in lifetime earnings).

▪
Fotolia is a microstock photography agency that provides means for worldwide distribution of photographs, through PayPal and Moneybookers.  Some photographs are offered for free; those that are sold are priced from $1 to as high as $2,000.  As of December 2007, Fotolia had more than 500,000 members who had uploaded more than 2.7 million photographs and graphic illustrations.

▪
Corbis is a buyer/seller of high-quality photography and film footage and related rights.  It has a collection of over 100 million creative, entertainment and historic images, a comprehensive footage library, extensive rights and clearances expertise, and a roster of elite assignment photographers.  Corbis is privately owned by Bill Gates.  It sells to over 50 countries, but since its founding in 1989, the company has never had a profitable year. Corbis claims to have the broadest, deepest and most easily accessible and searchable collection of imagery in the world.  In June 2007, Corbis launched a microstock website, SnapVillage.  The company intended to use its microstock site as a farm club to find photographers who could also sell their photographs on the main Corbis website.  SnapVillage offers two pricing models:  per-image pricing like iStockphoto, or subscriptions like those offered by ShutterStock.

We believe that our website will differ from many other stock image services in several respects:

▪	Once established, our website will be open to all photographers, illustrators, cinematographers and digital artists worldwide even if they only have a small number of marketable images.

▪
We plan to function somewhat like a photographer's co-operative where members have access to common services that are not otherwise available to photographers on an individual basis: marketing services, a large pool of clients, online searchable database of images and monetary transaction processing capabilities. While many photographers have websites, it is neither practical nor economically feasible for an individual photographer’s website to have the kinds of capabilities that we provide.

▪
In a traditional stock agency, agency staff takes physical ownership and possession of the photographer's images and perform the functions necessary to edit, digitize, upload and catalog them. With our company, photographers will retain possession and control of their images and do the editing, digitizing, uploading and cataloging of their images themselves, resulting in reduced staff requirements for us and no need for expensive climate-controlled storage facilities. This should also results in lower commission rates so photographers retain more of the proceeds of the sale than with traditional stock agencies.

We plan to compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to be competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final format for our digital image transaction software and website, we intend to file for patent protection and/or copyright protection in China and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including software and website design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and software and website design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the visual content industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our products in Asia is not subject to special regulatory and/or supervisory requirements.

There are currently few laws or regulations directly applicable to commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to issues such as user privacy, pricing, characteristics and quality of products and services. A number of countries have enacted, or may enact, laws that regulate Internet content.

Employees

Petra Jaeger, our President and Director, devotes 10 to 15 hours per week to our business affairs as our employee. We do not have an employment agreement with Petra Jaeger. Aside from Petra Jeager, we do not have any full or part-time employees. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Petra Jeager is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “EPHO.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending April 30, 2010
Quarter Ended	High $	Low $
April 30, 2010	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a
July 31, 2009	n/a	n/a

Fiscal Year Ending April 30, 2009
Quarter Ended	High $	Low $
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a
October 31, 2008	n/a	n/a
July 31, 2008	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2010, we had 7,750,000 shares of our common stock issued and outstanding, held by 30 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended April 30, 2010 and 2009, and Period from September 20, 2007 (Date of Inception) until April 30, 2010

We generated no revenue for the period from September 20, 2007 (Date of Inception) until April 30, 2010.

Our operating expenses were $22,253 for the year ended April 30, 2010, compared with $7,798 for the year ended April 30, 2009, and $31,227 from September 20, 2007 (Date of Inception) to April 30, 2010.  Our operating expenses for all periods was wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We recorded a net loss of $23,429 for the year ended April, 20, 2010, compared with $7,790 for the year ended April 30, 2009.  We recorded a net loss of $31,219 from September 20, 2007 (Date of Inception) to April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2010, we had total current assets of $2, consisting of Cash. We had current liabilities as of April 30, 2010 of $23,429.  Thus, we have a working capital deficit of $23,427 as of April 30, 2010.

Operating activities used $23,691 in cash for the period from September 20, 2007 (Date of Inception) until April 30, 2010. Our net loss of $31,219 offset by $7,528 in accounts payable and accrued liabilities was the sole basis of our negative operation cash flow. Financing activities during the period from September 20, 2007 (Date of Inception) until April 30, 2010 generated $23,693 in cash during the period, represented by $7,792 from the proceeds of sales of our common stock and advances from a shareholder of $15,901. The advances are non-interest bearing and have no specified terms of repayment.

We expect to spend approximately $20,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of April 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of April 30, 2010 and 2009
F-3	Statements of Operations for the Years Ended April 30, 2010 and April 30, 2009 and period from inception (September 20, 2007) to April 30, 2010
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception (September 20, 2007) to April 30, 2010
F-5	Statements of Cash Flows for the Years Ended April 30, 2010 and April 30, 2009 and period from inception (September 20, 2007) to April 30, 2010
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ePhoto Image, Inc.
Beijing, China

We have audited the accompanying balance sheets of ePhoto Image, Inc. as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and the period from September 20, 2007 (date of inception) to April 30, 2010.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePhoto Image, Inc., as of April 30, 2010 and 2009 and the results of their operations and cash flows for the periods then ended and for the period from September 20, 2007 (date of inception) to April 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ePhoto Image, Inc. will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
July 28, 2010

ePHOTO IMAGE, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and equivalents	$2	$2

TOTAL ASSETS	$2	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$7,528	$0
Note payable – related party	15,901	0
Total Liabilities	23,429	0

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 7,750,000 shares issued and outstanding	7,750	7,750
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	42	42
Deficit accumulated during the development stage	(31,219)	(7,790)
Total stockholders’ equity (deficit)	(23,427)	2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$2

See accompanying notes to financial statements.

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2010

	Year ended April 30, 2010	Year ended April 30, 2009	Period from September 20, 2007 (Inception) to April 30, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	21,353	6,533	27,886
Registration and filing fees	250	335	585
General and administrative expenses	650	930	1,580
TOTAL OPERATING EXPENSES	22,253	7,798	31,227

LOSS FROM OPERATION	(22,253)	(7,798)	(30,051)

OTHER INCOME (EXPENSE)	(1,176)	8	(1,168)

LOSS PRIOR TO INCOME TAXES	(23,429)	(7,790)	(31,219)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(23,429)	$(7,790)	$(31,219)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	7,750,000	6,004,384

See accompanying notes to financial statements.

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2010

	Common Stock		Additional Paid	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Stage	Total

Balance, September 20, 2007 (Inception)	-	$0	$0	$0	$0

Net loss for the period ended April 30, 2008	-	-	-	0	0

Balance, April 30, 2008	-	0	0	0	0

Common stock issued for cash during the year ended April 30, 2009	7,750,000	7,750	42	-	7,792

Net loss for the year ended April 30, 2009	-	-	-	(7,790)	(7,790)

Balance, April 30, 2009	7,750,000	7,750	42	(7,790)	2

Net loss for the year ended April 30, 2010	-	-	-	(23,429)	(23,429)

Balance, April 30, 2010	7,750,000	$7,750	$42	$(31,219)	$(23,427)

See accompanying notes to financial statements.

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2010

	Year ended April 30, 2010	Year ended April 30, 2009	Period from September 20, 2007 (Inception) to April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,429)	$(7,790)	$(31,219)
Change in assets and liabilities:
Accounts payable and accrued liabilities	7,528	0	7,528
CASH FLOWS USED BY OPERATING ACTIVITIES	(15,901)	(7,790)	(23,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	7,792	7,792
Proceeds from note payable – related party	15,901	0	15,901
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,901	7,792	23,693

NET INCREASE IN CASH	0	2	2

Cash, beginning of period	2	0	0
Cash, end of period	$2	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,176	$0	$1,176
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
ePhoto Image, Inc. (“ePhoto”) is a development stage company and was incorporated in Nevada on September 20, 2007.  The Company is creating a web portal selling photo images, both in the Western and Chinese markets. The main focus is on the Asia Theme. The Company plans to target Asian photographers to sign up and sell their prints on the ePhoto website as well.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents
ePhoto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2010 and 2009, respectively, the Company had $2 and $2 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

For the periods ended April 30, 2009, ePhoto Image, Inc. has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $31,200 at April 30, 2009, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following:

	2010	2009
Refundable Federal income tax attributable to:
Current Operations	$10,608	$2,652
Less: valuation allowance	(10,608)	(2,652)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$13,260	$2,652
Valuation allowance	(13,260)	(2,652)
Net deferred tax asset	$0	$-

ePHOTO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 3 – NOTE PAYABLE – RELATED PARTY

During the period ended April 30, 2010 the company received advances from a shareholder of $15,901. The advances are non-interest bearing and have no specified terms of repayment.

NOTE 4 – COMMON STOCK

At inception, Ephoto issued 5,600,000 shares of stock to its founding shareholder for $5,600 cash.

During the year ended April 30, 2009, Ephoto issued 2,150,000 shares of stock for $2,192 cash.

NOTE 5 – COMMITMENTS

Ephoto neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of ePhoto Image, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 28, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2010 and their present positions.

Name	Age	Position Held with the Company
Petra Jaeger No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	48	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Petra Jaeger is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and Director. Mr. Jaeger received a diploma from the University Pforzheim in 1990. Shortly thereafter, he founded HitPit Design and began his own line of jewelry under that name. He has been overseeing all aspects of management, production, and sales of HitPit Design since 1990.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Petra Jaeger.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Petra Jaeger, at the address appearing on the first page of this annual report.

Code of Ethics

April 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Petra Jaeger, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Petra Jaeger, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  April 30, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Petra Jaeger No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	Common Stock	2,850,000 Shares	36.77%
DIRECTORS AND OFFICERS – TOTAL		2,850,000 Shares	36.77%

5% SHAREHOLDERS
Namuun Ganbaatar Bayanzurkh district, 1st khoroo, 12R Khoroolol, 22R Bair, 124 Toot, Ulaanbaatar, Mongolia	Common Stock	2,750,000 Shares	35.48%

1 As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2 The percentage shown is based on denominator of 7,750,000 shares of common stock issued and outstanding for the company as of April 30, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	5,000	$0	$0	$0
2009	4,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 25, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ePhoto Image, Inc.

By:	/s/ Petra Jaeger
Petra Jaeger President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 28, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Petra Jaeger
Petra Jaeger President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
July 28, 2010