Form 10-Q
period 2010-09-17
ePhoto Image, Inc.
filed 2010-09-20
CIK 1484931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-165074

ePhoto Image, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China
(Address of principal executive offices)

0086-137-175-28189
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of September 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2010 (unaudited) and April 30, 2009 (audited);
F-2	Statements of Operations for the three months ended July 31, 2010 and 2009 and period from September 20, 2007 (Inception) to July 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from September 20, 2007 (Inception) to July 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended July 31, 2010 and 2009 and period from September 20, 2007 (Inception) to July 31, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

EPHOTO IMAGE INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2010 and April 30, 2010

	July 31, 2010 (Unaudited)	April 30, 2010 (Audited)
ASSETS

Current Assets
Cash and equivalents	$2	$2
Total Current Assets	2	2

Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$14,500	$7,528
Note payable – related party	15,901	15,901
Total Current Liabilities	30,401	23,429

Total Liabilities	30,401	23,429

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 shares authorized 7,750,000 common shares issued and outstanding	7,750	7,750
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid in capital	42	42
Deficit accumulated during the Development stage	(38,191)	(31,219)
Total Stockholders’ Deficit	(30,399)	(23,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2	$2

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three months ended July 31, 2010 and 2009
For the period from September 20, 2007 (Date of Inception) through July 31, 2010

	Three months ended July 31, 2010	Three months ended July 31, 2009	Period from September 20, 2007 (Inception) to July 31, 2010

Expenses:
Professional fees	$4,766	$275	$32,652
Registration and filing fees	2,206	-	2,791
General and administrative expenses	-	-	1,580
Total operating expenses	6,972	275	37,023

Loss from operation	(6,972)	(275)	(37,023)

Other income (expense)	-	-	(1,168)

Loss prior to income taxes	(6,972)	(275)	(38,191)

Provision for income taxes	-	-	-

Net loss	$(6,972)	$(275)	$(38,191)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 20, 2007 (Date of Inception) through July 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Balance, September 20, 2007 (Inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	-	-
Balance, April 30, 2008	-	-	-	-	-
Issuance of common stock for cash	7,750,000	7,750	42	-	7,792
Net loss for the period	-	-	-	(7,790)	(7,790)

Balance, April 30, 2009	7,750,000	7,750	42	(7,790)	2
Net loss for the period	-	-	-	(23,429)	(23,429)

Balance, April 30, 2010	7,750,000	7,750	42	(31,219)	(23,427)
Net loss for the period	-	-	-	(6,972)	(6,972)

Balance, July 31, 2010	7,750,000	$7,750	$42	$(38,191)	$(30,399)

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the period from September 20, 2007 (Date of Inception) through July 31, 2010

	Three months ended July 31, 2010	Three months ended July 31, 2009	Period from September 20, 2007 (Inception) to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(6,972)	$(275)	$(38,191)
Change in non-cash working capital items
Accounts payable and accrued liabilities	6,972	275	14,500
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-	(23,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,792
Advances from shareholder	-	-	15,901
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	23,693

NET INCREASE IN CASH	-	-	2
Cash, beginning of period	2	2	-
Cash, end of period	$2	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of Ephoto Image Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ephoto Image Inc. (“Ephoto” or the “Company”) was incorporated in Nevada on September 20, 2007.  Ephoto is a Development stage company and has not yet realized any revenues from its planned operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Ephoto does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the Development stage of $38,191 as of July 31, 2010.  Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern.  Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

July 31,
2010
Refundable Federal income tax attributable to:
Current Operations	$2,370
Less: valuation allowance	(2,370)
Net provision for Federal income taxes	$-

EPHOTO IMAGE INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31,
2010
Deferred tax asset attributable to:
Net operating loss carryover	$12,985
Less: valuation allowance	(12,985)
Net deferred tax asset	$-

At July 31, 2010, Ephoto had an unused net operating loss carryover approximating $38,000 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

During the period ended April 30, 2010 the company received advances from a shareholder of $15,901. The advances are non interest bearing and have no specified terms of repayment.

NOTE 6 – COMMON STOCK

At inception, Ephoto issued 5,600,000 shares of stock to its founding shareholder for $5,600 cash.

During the year ended April 30, 2009, Ephoto issued 2,150,000 shares of stock for $2,192 cash.

NOTE 7 – COMMITMENTS

Ephoto neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through September 16, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated as “ePhoto Image Inc.” (“ePhoto”) on September 20, 2007, in the State of Nevada for the purpose of developing digital image transaction software and a website through which visual artists can sell original photographic content specifically to both low-end and high-end users of stock photographic images, such as newsletter and magazine publishers and website designers based primarily in Asia. We hope that such a website, once established, will provide photographers, illustrators, graphic designers, animators, cinematographers and other visual artists a low-priced, online venue to sell their work to users of stock photographic images.  Unlike many stock image houses presently operating in the market, our objective is to not purchase large portfolios of stock images from a select group of established photographers. Instead, we intend that photographers affiliated with our company will maintain ownership of their stock images. We plan to generate revenue by charging affiliate photographers a commission on the images they sell through our website.  The images sold on our website will primarily feature Asian themes. We are currently in the process of designing and developing our software and our website, which will utilize the software to manage our database of images, display available images, and manage all associated transactions. We are continually refining this software and our website through research and trial runs. When we are satisfied that our software, website, and products will compete effectively in the Visual Content Industry by being the most cost-efficient and accessible software and website to offer a diverse selection of images from Asia, we will conduct the public launch of the website for use by visual artists and their potential customers.

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

Results of Operations for the Three Months Ended July 31, 2010 and 2009 and Period from September 20, 2007 (Date of Inception) until July 31, 2010

We generated no revenue for the period from September 20, 2007 (Date of Inception) until July 31, 2010.

Our operating expenses during the three months ended July 31, 2010 were $6,972, compared with $275 for the same period ended July 31, 2009.  Our operating expenses from September 20, 2007 (Date of Inception) to July 31, 2010 were $37,023.  Our operating expenses for all periods was wholly attributable to professional fees and registration and filing fees.

We, therefore, recorded a net loss of $6,972 for the three months ended July 31, 2010, compared with a net loss of $275 for the three months ended July 31, 2009. We had other expenses of $1,168 and recorded a net loss of $38,191 for the period from September 20, 2007 (Date of Inception) until July 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $2.  We had $30,401 in current liabilities as of July 31, 2010. Thus, we had a working capital deficit of $30,399 as of July 31, 2010.

Operating activities used $0 in cash for the period for the three months ended July 31, 2010 and equalled $0 for the same period ended July 31, 2009.  Operating activities used $23,691 for the period from September 20, 2007 (Date of Inception) until July 31, 2010. Our net loss of $38,191 offset by $14,500 in accounts payable and accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 20, 2007 (Date of Inception) until July 31, 2010 generated $23,693 in cash during the period, represented by $7,792 received from the sale of common stock and $15,901 received from officer loans.

We expect to spend approximately $20,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of July 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, have negative working capital, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Petra Jaeger.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePhoto Image, Inc.

Date:	September 20, 2010

By: /s/ Petra Jaeger Petra Jaeger Title: Chief Executive Officer and Director