Form 10-Q
period 2010-10-31
ePhoto Image, Inc.
filed 2010-12-20
CIK 1484931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of December 20, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2010 (unaudited) and April 30, 2010;
F-2	Statements of Operations for the three and six months ended October 31, 2010 and 2009 and period from September 21, 2007 (Inception) to October 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from September 21, 2007 (Inception) to October 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended October 31, 2010 and 2009 and period from September 21, 2007 (Inception) to October 31, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

EPHOTO IMAGE INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of OCTOBER 31, 2010 AND APRIL 30, 2010

	October 31, 2010 (unaudited)	April 30, 2010
ASSETS

Current assets
Cash	$14	$2
Total current assets	14	2

Total assets	$14	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$17,718	$7,528
Note payable – related party	15,913	$15,901
Total current liabilities	33,631	23,429

Total Liabilities	33,631	23,429

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock, $.001 par value, 90,000,000 common shares 10,000,000 preferred shares authorized 7,750,000 common shares issued and outstanding	7,750	7,750
Additional paid-in capital	42	42
Deficit accumulated during the development stage	(41,409)	(31,219)
Total stockholders’ equity (deficit)	(33,617)	(23,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14	$2

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months and Six months ended October 31, 2010 and 2009
For the period from September 21, 2007 (Date of Inception) through October 31, 2010

	Three months ended October 31, 2010	Three months ended October 31, 2009	Six months ended October 31, 2010	Six months ended October 31, 2009	Period from September 21, 2007 (Inception) to October 31, 2010

General and administrative expenses:
Professional fees	$3,192	$975	$7,958	$1,250	$35,844
Registration and filing fees	-	-	2,206	-	2,791
Office and miscellaneous	26	650	26	650	1,606
Total general and administrative expenses	3,218	1,625	10,190	1,900	40,241

Loss from operation	(3,218)	(1,625)	(10,190)	(1,900)	(40,241)

Other income (expense)	-	-	-	-	(1,168)

Net loss and comprehensive loss	$(3,218)	$(1,625)	$(10,190)	$(1,900)	$(41,409)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000 -	7,750,000	7,750,000

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from September 21, 2007 (Date of Inception) through October 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Balance, September 20, 2007 (Inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	-	-
Balance, April 30, 2008	-	-	-	-	-
Issuance of common stock for cash	7,750,000	7,750	42		7,792
Net loss for the period	-	-	-	(7,790)	(7,790)

Balance, April 30, 2009	7,750,000	7,750	42	(7,790)	2
Net loss for the period	-	-	-	(23,429)	(23,429)

Balance, April 30, 2010	7,750,000	7,750	42	(31,219)	(23,427)
Net loss for the period	-	-	-	(10,190)	(10,190)

Balance, October 31, 2010	7,750,000	$7,750	$42	$(41,409)	$(33,617)

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months ended October 31, 2010 and 2009
For the period from September 21, 2007 (Date of Inception) through October 31, 2010

	Six Months Ended October 31, 2010	Six Months Ended October 31, 2009	Period from September 21, 2007 (Inception) to October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(10,190)	$(1,900)	$(41,409)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	10,190	1,250	17,718

CASH FLOWS USED IN OPERATING ACTIVITIES	-	(650)	(23,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	7,792
Loan from shareholder	12	650	15,913
CASH FLOWS FROM FINANCING ACTIVITIES	12	650	23,705

NET INCREASE IN CASH	12	-	14
Cash, beginning of period	2	3	-
Cash, end of period	$14	$3	$14

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ephoto Image Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ephoto Image Inc. (“Ephoto” or the “Company”) was incorporated in Nevada on September 21, 2007.  Ephoto is a development stage company and has not yet realized any revenues from its planned operations.

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

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Recent Accounting Pronouncements

Ephoto does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the development stage of $41,409 as of October 31, 2010.  Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern.  Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of its business operations.  Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	October 31, 2010	October 31, 2009
Federal income tax benefit attributable to:
Current Operations	$3,465	$650
Less: valuation allowance	(3,465)	(650)
Net provision for Federal income taxes	$-	$-

EPHOTO IMAGE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2010	October 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$14,079	$650
Less: valuation allowance	(14,079)	(650)
Net deferred tax asset	$-	$-

At October 31, 2010, Ephoto had an unused net operating loss carryover approximating $41,410 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

During the period ended April 30, 2010 the company received advances from a shareholder of $15,901. The advances are non interest bearing and have no specified terms of repayment.

During the period ended October 31, 2010 the company received advances from a shareholder of $12. The advances are non interest bearing and have no specified terms of repayment.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2010 through December 15, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

We were incorporated as “ePhoto Image Inc.” (“ePhoto”) on September 21, 2007, in the State of Nevada for the purpose of developing digital image transaction software and a website through which visual artists can sell original photographic content specifically to both low-end and high-end users of stock photographic images, such as newsletter and magazine publishers and website designers based primarily in Asia. We hope that such a website, once established, will provide photographers, illustrators, graphic designers, animators, cinematographers and other visual artists a low-priced, online venue to sell their work to users of stock photographic images.  Unlike many stock image houses presently operating in the market, our objective is to not purchase large portfolios of stock images from a select group of established photographers. Instead, we intend that photographers affiliated with our company will maintain ownership of their stock images. We plan to generate revenue by charging affiliate photographers a commission on the images they sell through our website.  The images sold on our website will primarily feature Asian themes. We are currently in the process of designing and developing our software and our website, which will utilize the software to manage our database of images, display available images, and manage all associated transactions. We are continually refining this software and our website through research and trial runs. When we are satisfied that our software, website, and products will compete effectively in the Visual Content Industry by being the most cost-efficient and accessible software and website to offer a diverse selection of images from Asia, we will conduct the public launch of the website for use by visual artists and their potential customers.

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

Results of Operations for the Three Months Ended October 31, 2010 and 2009 and Period from September 21, 2007 (Date of Inception) until October 31, 2010

We generated no revenue for the period from September 21, 2007 (Date of Inception) until October 31, 2010.

Our operating expenses during the three months ended October 31, 2010 were $3,218, compared with $1,625 for the same period ended October 31, 2009.  Our operating expenses during the six months ended October 31, 2010 were $10,190, compared with $1,900 for the same period ended October 31, 2009. Our operating expenses from September 21, 2007 (Date of Inception) to October 31, 2010 were $40,241.  Our operating expenses for all periods were mostly attributable to professional fees and registration and filing fees.

We, therefore, recorded a net loss of $3,218 for the three months ended October 31, 2010, compared with a net loss of $1,625 for the three months ended October 31, 2009. We recorded a net loss of $10,190 during the six months ended October 31, 2010, compared with $1,900 for the same period ended October 31, 2009. We had a net loss of $40,241 for the period from September 21, 2007 (Date of Inception) until October 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $14.  We had $33,631 in current liabilities as of October 31, 2010. Thus, we had a working capital deficit of $33,617 as of October 31, 2010.

Operating activities used $23,691 for the period from September 21, 2007 (Date of Inception) until October 31, 2010. Our net loss of $41,409 offset by $17,718 in accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 21, 2007 (Date of Inception) until October 31, 2010 generated $23,705 in cash during the period, represented by $7,792 received from the sale of common stock and $15,913 received from officer loans.

We expect to spend approximately $20,000 to implement our business plan over the coming year.  Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Petra Jaeger.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

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

ePhoto Image, Inc.

Date:	December 20, 2010

By: /s/ Petra Jaeger Petra Jaeger Title: Chief Executive Officer and Director