Form 10-Q
period 2011-01-31
ePhoto Image, Inc.
filed 2011-03-29
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of March 8, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2011 and April 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended January 31, 2011 and 2010 and period from September 21, 2007 (Inception) through January 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from September 21, 2007 (Inception) through January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended January 31, 2011 and 2010 and period from September 21, 2007 (Inception) through January 31, 2011 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED BALANCE SHEETS

As of JANUARY 31, 2011 AND APRIL 30, 2010

	January 31, 2011	April 30, 2010
ASSETS

Current assets
Cash	$14	$2
Total current assets	14	2

Total assets	$14	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$20,100	$7,528
Note payable – related party	15,913	$15,901
Total Current Liabilities	36,013	23,429

Total Liabilities	36,013	23,429

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock, $.001 par value, 90,000,000 common shares 10,000,000 preferred shares authorized 7,750,000 common shares issued and outstanding	7,750	7,750
Additional paid-in capital	42	42
Deficit accumulated during the development stage	(43,791)	(31,219)
Total stockholders’ equity (deficit)	(35,999)	(23,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14	$2

See accompanying notes to financial statements.

F-1

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

Three months and Nine months ended January 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through January 31, 2011

	Three months ended January 31, 2011	Three months ended January 31, 2010	Nine months ended January 31, 2011	Nine months ended January 31, 2010	Period from September 21, 2007 (Inception) to January 31, 2011

General and administrative expenses:
Professional fees	$2,382	$1,000	$10,340	$2,250	$38,226
Registration and filing fees	—	—	2,206	—	2,791
Office and miscellaneous	—	—	26	650	1,606
Total general and administrative expenses	2,382	1,000	12,572	2,900	42,623

Loss from operation	(2,382)	(1,000)	(12,572)	(2,900)	(42,622)

Other income (expense)	—	—	—	—	(1,168)

Net loss and comprehensive loss	$(2,382)	$(1,000)	$(12,572)	$(2,900)	$(43,791)

Net loss per share:
Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000	7,750,000	7,750,000

See accompanying notes to financial statements.

F-2

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

Period from September 21, 2007 (Date of Inception) through January 31, 2011

	Common stock		Additional paid-in capital	Deficit accumulated during the Development stage	Total
	Shares	Amount
Balance, September 20, 2007 (Inception)	—	$—	$—	$—	$—
Net loss for the period	—	—	—	—	—
Balance, April 30, 2008	—	—	—	—	—
Issuance of common stock for cash	7,750,000	7,750	42	—	7,792
Net loss for the period	—	—	—	(7,790)	(7,790)

Balance, April 30, 2009	7,750,000	7,750	42	(7,790)	2
Net loss for the period	—	—	—	(23,429)	(23,429)

Balance, April 30, 2010	7,750,000	7,750	42	(31,219)	(23,427)
Net loss for the period	—	—	—	(12,572)	(12,572)

Balance, January 31, 2011	7,750,000	$7,750	$42	$(43,791)	$(35,999)

See accompanying notes to financial statements.

F-3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

None months ended January 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through January 31, 2011

	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010	Period from September 21, 2007 (Inception) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(12,572)	$(2,900)	$(43,791)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	12,572	2,250	20,100

CASH FLOWS USED IN OPERATING ACTIVITIES	—	(650)	(23,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	7,792
Loan from shareholder	12	650	15,913
CASH FLOWS FROM FINANCING ACTIVITIES	12	650	23,705

NET INCREASE IN CASH	12	—	14
Cash, beginning of period	2	3	—
Cash, end of period	$14	$3	$14

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-4

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2011

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

F-5

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2011

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

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the development stage of $43,791 as of January 31, 2011. Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern. Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of its business operations. Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	January 31, 2011	January 31, 2010

Federal income tax benefit attributable to:
Current Operations	$4,275	$980
Less: valuation allowance	(4,275)	(980)
Net provision for Federal income taxes	$—	$—

F-6

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2011	January 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$14,888	$3,630
Less: valuation allowance	(14,888)	(3,630)
Net deferred tax asset	$—	$—

At January 31, 2011, Ephoto had an unused net operating loss carryover approximating $43,800 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

During the period ended April 30, 2010 the company received advances from a shareholder of $15,901. The advances are non interest bearing and have no specified terms of repayment.

During the period ended January 31, 2011 the company received advances from a shareholder of $12. The advances are non interest bearing and have no specified terms of repayment.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2011 through March 12, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-7

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

4

Results of Operations for the Three and Nine Months Ended January 31, 2011 and 2010 and Period from September 21, 2007 (Date of Inception) until January 31, 2011

We generated no revenue for the period from September 21, 2007 (Date of Inception) until January 31, 2011.

Our operating expenses during the three months ended January 31, 2011 were $2,382, compared with $1,000 for the same period ended January 31, 2010. Our operating expenses during the nine months ended January 31, 2011 were $12,572, compared with $2,900 for the same period ended January 31, 2010. Our operating expenses from September 21, 2007 (Date of Inception) to January 31, 2011 were $42,623. Our operating expenses for all periods were mostly attributable to professional fees and registration and filing fees.

We, therefore, recorded a net loss of $2,382 for the three months ended January 31, 2011, compared with a net loss of $1,000 for the three months ended January 31, 2010. We recorded a net loss of $12,572 during the nine months ended January 31, 2011, compared with $2,900 for the same period ended January 31, 2010. We had a net loss of $43,791 for the period from September 21, 2007 (Date of Inception) until January 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $14. We had $36,013 in current liabilities as of January 31, 2011. Thus, we had a working capital deficit of $35,999 as of January 31, 2011.

Operating activities used $23,691 for the period from September 21, 2007 (Date of Inception) until January 31, 2011. Our net loss of $43,791 offset by $20,100 in accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 21, 2007 (Date of Inception) until January 31, 2011 generated $23,705 in cash during the period, represented by $7,792 received from the sale of common stock and $15,913 received from officer loans.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of January 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Petra Jaeger. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

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
7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePhoto Image, Inc.

Date:	March 25, 2011

By:	/s/ Petra Jaeger Petra Jaeger
Title:	Chief Executive Officer and Director