Form 10-K
period 2011-04-30
ePhoto Image, Inc.
filed 2011-08-18
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-165074

ePhoto Image, Inc.
(Exact name of registrant as specified in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 0086-137-175-28189

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,750,000 as of August 17, 2011.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	20

2

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

3

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
4

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

5

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
6

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
7

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

Fiscal Year Ending April 30, 2011
Quarter Ended	High $	Low $
April 30, 2011	n/a	n/a
January 31, 2011	n/a	n/a
October 31, 2010	n/a	n/a
July 31, 2010	n/a	n/a

Fiscal Year Ending April 30, 2010
Quarter Ended	High $	Low $
April 30, 2010	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a
July 31, 2009	n/a	n/a

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

Holders of Our Common Stock

As of April 30, 2011, we had 7,750,000 shares of our common stock issued and outstanding, held by 30 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2011 and 2010, and Period from September 20, 2007 (Date of Inception) until April 30, 2011

We generated no revenue for the period from September 20, 2007 (Date of Inception) until April 30, 2011.

Our operating expenses were $28,626 for the year ended April 30, 2011, compared with $23,429 for the year ended April 30, 2010, and $58,677 from September 20, 2007 (Date of Inception) to April 30, 2011. Our operating expenses for all periods was mostly attributable to professional fees associated with the initial development of our business, legal and accounting expenses in connection with this registration statement, and consulting fees.

We recorded a net loss of $30,193 for the year ended April, 20, 2011, compared with $23,429 for the year ended April 30, 2010. We recorded a net loss of $61,412 from September 20, 2007 (Date of Inception) to April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $2, consisting of Cash. We had current liabilities as of April 30, 2011 of $53,622. Thus, we have a working capital deficit of $53,620 as of April 30, 2011.

Operating activities used $31,141 in cash for the period from September 20, 2007 (Date of Inception) until April 30, 2011. Our net loss of $61,412 offset by $30,271 in accounts payable and accrued liabilities was the sole basis of our negative operation cash flow. Financing activities during the period from September 20, 2007 (Date of Inception) until April 30, 2011 generated $31,143 in cash during the period, represented by $7,792 from the proceeds of sales of our common stock and advances from a shareholder of $23,351. The advances are non-interest bearing and have no specified terms of repayment.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of April 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of April 30, 2011 and 2010
F-3	Statements of Operations for the Years Ended April 30, 2011 and April 30, 2010 and period from inception (September 20, 2007) to April 30, 2011
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception (September 20, 2007) to April 30, 2011
F-5	Statements of Cash Flows for the Years Ended April 30, 2011 and April 30, 2010 and period from inception (September 20, 2007) to April 30, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ePhoto Image, Inc.

Beijing, China

We have audited the accompanying balance sheets of ePhoto Image, Inc. as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from September 20, 2007 (date of inception) to April 30, 2011. These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePhoto Image, Inc., as of April 30, 2011 and 2010 and the results of their operations and cash flows for the years then ended and for the period from September 20, 2007 (date of inception) to April 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ePhoto Image, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 16, 2011

F-1

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$2	$2

TOTAL ASSETS	$2	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$30,271	$7,528
Note payable – related party	23,351	15,901
Total Liabilities	53,622	23,429

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 7,750,000 shares issued and outstanding	7,750	7,750
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	42	42
Deficit accumulated during the development stage	(61,412)	(31,219)
Total stockholders’ deficit	(53,620)	(23,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2	$2

See accompanying notes to financial statements.

F-2

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2011

	Year ended April 30, 2011	Year ended April 30, 2010	Period from September 20, 2007 (Inception) to April 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	28,446	21,353	56,332
Registration and filing fees	180	250	765
General and administrative expenses	0	650	1,580
TOTAL OPERATING EXPENSES	28,626	23,429	58,677

LOSS FROM OPERATION	(28,626)	(22,253)	(58,677)

OTHER INCOME (EXPENSE)	(1,567)	(1,176)	(2,735)

LOSS PRIOR TO INCOME TAXES	(30,193)	(23,429)	(61,412)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(30,193)	$(23,429)	$(61,412)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	7,750,000	7,750,000

See accompanying notes to financial statements.

F-3

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2011

	Common Stock		Additional Paid	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Stage	Total

Balance, September 20, 2007 (Inception)	—	$0	$0	$0	$0

Net loss for the period ended April 30, 2008	—	—	—	0	0

Balance, April 30, 2008	—	0	0	0	0

Common stock issued for cash during	7,750,000	7,750	42	—	7,792

Net loss for the year ended April 30, 2009	—	—	—	(7,790)	(7,790)

Balance, April 30, 2009	7,750,000	7,750	42	(7,790)	2

Net loss for the year ended April 30, 2010	—	—	—	(23,429)	(23,429)

Balance, April 30, 2010	7,750,000	7,750	42	(31,219)	(23,427)

Net loss for the year ended April 30, 2011	—	—	—	(30,193)	(30,193)

Balance, April 30, 2010	7,750,000	$7,750	$42	$(61,412)	$(53,620)

See accompanying notes to financial statements.

F-4

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM SEPTEMBER 20, 2007 (INCEPTION) TO APRIL 30, 2011

	Year ended April 30, 2011	Year ended April 30, 2010	Period from September 20, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,193)	$(23,429)	$(61,412)
Change in assets and liabilities:
Accounts payable and accrued liabilities	22,743	7,528	30,271
CASH FLOWS USED BY OPERATING ACTIVITIES	(7,450)	(15,901)	(31,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	7,792
Proceeds from note payable – related party	7,450	15,901	23,351
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,450	15,901	31,143

NET INCREASE IN CASH	0	0	2

Cash, beginning of period	2	2	0
Cash, end of period	$2	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$1,176	$1,176
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

F-5

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

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

Cash and Cash Equivalents

ePhoto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2011 and 2010, the Company had $2 of cash.

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

F-6

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

For the period ended April 30, 2011, ePhoto Image, Inc. has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $61,400 at April 30, 2011, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax attributable to:
Current Operations	$10,266	$10,608
Less: valuation allowance	(10,266)	(10,608)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$23,526	$13,260
Valuation allowance	(23,526)	(13,260)
Net deferred tax asset	$0	$0

F-7

ePHOTO IMAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the company’s attorney, stock transfer agent and independent auditors as of April 30, 2011.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

During the year ended April 30, 2011 the company received advances from a shareholder of $7,450. The advances are non-interest bearing and have no specified terms of repayment. The total due to the shareholder was $23,351 as of April 30, 2011.

NOTE 5 – COMMON STOCK

At inception, Ephoto issued 5,600,000 shares of stock to its founding shareholder for $5,600 cash.

During the year ended April 30, 2009, Ephoto issued 2,150,000 shares of stock for $2,192 cash.

There were no additional shares of common stock issued during the year ended April 30, 2011. At April 30, 2011, the Company had 7,750,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS

Ephoto neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2011 to August 16, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements.

F-8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of April 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2011 and their present positions.

Name	Age	Position Held with the Company
Petra Jaeger No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	49	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

April 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Petra Jaeger, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2011.

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

Stock Option Plans

We did not have a stock option plan in place as of April 30, 2011

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Petra Jaeger No. 181 Dragon Villas, No. 8 Shun An Nan Road Shunyi County, Beijing, China	Common Stock	2,850,000 Shares	36.77%
DIRECTORS AND OFFICERS – TOTAL		2,850,000 Shares	36.77%

5% SHAREHOLDERS
Namuun Ganbaatar Bayanzurkh district, 1st khoroo, 12R Khoroolol, 22R Bair, 124 Toot, Ulaanbaatar, Mongolia	Common Stock	2,750,000 Shares	35.48%

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

2 The percentage shown is based on denominator of 7,750,000 shares of common stock issued and outstanding for the company as of April 30, 2011.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$7,200	$0	$0	$0
2010	$6,750	$0	$0	$0
19

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
August 18, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

ePhoto Image, Inc.
By:	/s/ Petra Jaeger
Petra Jaeger President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
August 18, 2011

