Form 10-Q
period 2011-07-31
ePhoto Image, Inc.
filed 2011-09-22
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of September 21, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2011 and April 30, 2011 (unaudited);
F-2	Statements of Operations for the three months ended July 31, 2011 and 2010 and period from September 21, 2007 (Inception) through July 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended July 31, 2011 and 2010 and period from September 21, 2007 (Inception) through July 31, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of July 31, 2011 and April 30, 2011

	July 31, 2011	April 30, 2011
ASSETS

Current assets
Cash	$2	$2
Total current assets	2	2

Total assets	$2	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$44,049	$30,271
Shareholder’s loan- Note 5	23,351	23,351
Total Current Liabilities	67,400	53,622
Total Liabilities	67,400	53,622

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 90,000,000 common shares 7,750,000 common shares issued and outstanding	7,750	7,750
10,000,000 preferred shares authorized, -0- shares issued and outstanding	—	—
Additional paid in capital	42	42
Deficit accumulated during the Development stage	(75,190)	(61,412)
Total stockholders’ equity (deficit)	(67,398)	(53,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$2

See accompanying notes to financial statements.

F-1

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months ended July 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through July 31, 2011

	Three months ended July 31, 2011	Three months ended July 31, 2010	Period from September 21, 2007 (Inception) to July 31, 2011
Expenses:
Professional fees	$13,778	$4,766	$70,110
Registration and filing fees	—	2,206	765
General and administrative expenses	—	—	1,580
Total operating expenses	13,778	6,972	72,455

Loss from operations	(13,778)	(6,972)	(72,455)

Other income (expense)	—	—	(2,735)

Loss prior to income taxes	(13,778)	(6,972)	(75,190)

Provision for income taxes	—	—	—

Net loss	$(13,778)	$(6,972)	$(75,190)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000

See accompanying notes to financial statements.

F-2

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended July 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through July 31, 2011

	Three months ended July 31, 2011	Three months ended July 31, 2010	Period from September 21, 2007 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(13,778)	$(6,972)	$(75,190)
Change in non-cash working capital items
Accounts payable and accrued liabilities	13,778	6,972	44,049
CASH FLOWS USED IN OPERATING ACTIVITIES	—	—	(31,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	7,792
Advances from shareholder	—	—	23,351
CASH FLOWS FROM FINANCING ACTIVITIES	—	—	31,143

NET INCREASE IN CASH	—	—	2
Cash, beginning of period	2	2	—
Cash, end of period	$2	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ephoto Image Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted.

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

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

F-4

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Ephoto follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for efundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Ephoto does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the development stage of $75,190 as of July 31, 2011. Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern. Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found. Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	July 31, 2011	July 31, 2010
Federal income tax benefit attributable to:
Current operations	$4,685	$2,370
Less: valuation allowance	(4,685)	(2,370)
Net provision for Federal income taxes	$—	$—

F-5

EPHOTO IMAGE INC.

(AN DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$25,565
Less: valuation allowance	(25,565)
Net deferred tax asset	$—

At July 31, 2011, Ephoto had an unused net operating loss carryover approximating $75,200 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – ADVANCES FROM SHAREHOLDER

During the year ended April 30, 2011 the company received advances from a shareholder of $7,450. The advances are non interest bearing and have no specified terms of repayment. The total due to the shareholder was $23,351 as of July 31, 2011.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2011 through September 22, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-6

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

4

Results of Operations for the Three Months Ended July 31, 2011 and 2010 and Period from September 21, 2007 (Date of Inception) until July 31, 2011

We generated no revenue for the period from September 21, 2007 (Date of Inception) until July 31, 2011.

Our operating expenses during the three months ended July 31, 2011 were $13,778, compared with $6,972 for the same period ended July 31, 2010. Our operating expenses from September 21, 2007 (Date of Inception) to July 31, 2011 were $72,455. Our operating expenses for all periods were attributable to professional fees, registration and filing fees and general and administrative expenses.

We, therefore, recorded a net loss of 13,778 for the three months ended July 31, 2011, compared with a net loss of $6,972 for the three months ended July 31, 2010. We had a net loss of $75,190 for the period from September 21, 2007 (Date of Inception) until July 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $2. We had $67,400 in current liabilities as of July 31, 2011. Thus, we had a working capital deficit of $67,398 as of July 31, 2011.

Operating activities used $31,141 for the period from September 21, 2007 (Date of Inception) until July 31, 2011. Our net loss of $75,190 offset by $44,049 in accounts payable and accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 21, 2007 (Date of Inception) until July 31, 2011 generated $31,143 in cash during the period, represented by $7,792 received from the sale of common stock and $23,351 received from officer advances.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of July 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, have negative working capital, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

5

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ePhoto Image, Inc.

Date:	September 21, 2011

By:	/s/ Petra Jaeger Petra Jaeger
Title:	Chief Executive Officer and Director

8