Form 10-Q
period 2011-10-31
ePhoto Image, Inc.
filed 2011-12-15
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of December 12, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2011 and April 30, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended October 31, 2011 and 2010 and period from September 21, 2007 (Inception) through October 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended October 31, 2011 and 2010 and period from September 21, 2007 (Inception) through October 31, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of October 31, 2011 and April 30, 2011

	October 31, 2011	April 30, 2011
ASSETS

Current assets
Cash	$2	$2
Total current assets	2	2

Total assets	$2	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$47,654	$30,271
Shareholder’s loan- Note 5	23,351	23,351
Total Current Liabilities	71,005	53,622
Total Liabilities	71,005	53,622

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 90,000,000 common shares 7,750,000 common shares issued and outstanding	7,750	7,750
10,000,000 preferred shares authorized, -0- shares issued and outstanding	—	—
Additional paid in capital	42	42
Deficit accumulated during the Development stage	(78,795)	(61,412)
Total stockholders’ equity (deficit)	(71,003)	(53,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$2

See accompanying notes to financial statements.

F-1

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and six months ended October 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through October 31, 2011

	Three months ended October 31, 2011	Three months ended October 31, 2010	Six months ended October 31, 2011	Six months ended October 31, 2010	Period from September 21, 2007 (Inception) to October 31, 2011

General and administrative expenses:
Professional fees	$3,605	$3,192	$17,383	$7,958	$73,715
Registration and filing fees	—	—	—	2,206	765
Office and miscellaneous	—	26	—	26	1,580
Total general and administrative expenses	3,605	3,218	17,383	10,190	76,060

Loss from operations	(3,605)	(3,218)	(17,383)	(10,190)	(76,060)

Other income (expense)	—	—	—	—	(2,735)

Net loss and comprehensive loss	$(3,605)	$(3,218)	$(17,383)	$(10,190)	$(78,795)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000	7,750,000	7,750,000

See accompanying notes to financial statements.

F-2

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended October 31, 2011 and 2010

For the period from September 21, 2007 (Date of Inception) through October 31, 2011

	Six months ended October 31, 2011	Six months ended October 31, 2010	Period from September 21, 2007 (Inception) to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(17,383)	$(10,190)	$(78,795)
Change in non-cash working capital items
Accounts payable and accrued liabilities	17,383	10,190	47,654

CASH FLOWS USED IN OPERATING ACTIVITIES	—	—	(31,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	7,792
Advances from shareholder	—	—	23,351
CASH FLOWS FROM FINANCING ACTIVITIES	—	—	31,143

NET INCREASE IN CASH	—	—	2
Cash, beginning of period	2	2	—
Cash, end of period	$2	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

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

October 31, 2011

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

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the development stage of $78,795 as of October 31, 2011. Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern. Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found. Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	October 31,	October 31,
	2011	2010
Federal income tax benefit attributable to:
Current operations	$3,264	$3,465
Less: valuation allowance	(3,264)	(3,465)
Net provision for Federal income taxes	$—	$—

F-5

EPHOTO IMAGE INC.

(AN DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31,	April 30,
	2011	2011
Deferred tax asset attributable to:
Net operating loss carryover	$26,790	$23,526
Less: valuation allowance	(26,790)	(23,526)
Net deferred tax asset	$—	$—

At October 31, 2011, Ephoto had an unused net operating loss carryover approximating $78,800 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – ADVANCES FROM SHAREHOLDER

During the year ended April 30, 2011 the company received advances from a shareholder of $7,450. The advances are non interest bearing and have no specified terms of repayment. The total due to the shareholder was $23,351 as of October 31, 2011.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2011 through November 9, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

4

Results of Operations for the Three and Six Months Ended October 31, 2011 and 2010 and Period from September 21, 2007 (Date of Inception) until October 31, 2011

We generated no revenue for the period from September 21, 2007 (Date of Inception) until October 31, 2011.

Our operating expenses during the three months ended October 31, 2011 were $3,605, compared with $3,218 for the same period ended October 31, 2010. Our operating expenses during the six months ended October 31, 2011 were $17,383, compared with $10,190 for the same period ended October 31, 2010. Our operating expenses from September 21, 2007 (Date of Inception) to October 31, 2011 were $76,060. Our operating expenses for all periods were attributable to professional fees, registration and filing fees and general and administrative expenses.

We, therefore, recorded a net loss of $3,605 for the three months ended October 31, 2011, compared with a net loss of $3,218 for the three months ended October 31, 2010. We recorded a net loss of $17,383 for the six months ended October 31, 2011, compared with a net loss of $10,190 for the six months ended October 31, 2010. We had a net loss of $78,795 for the period from September 21, 2007 (Date of Inception) until October 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2011, we had total current assets of $2. We had $71,005 in current liabilities as of October 31, 2011. Thus, we had a working capital deficit of $71,003 as of October 31, 2011.

Operating activities used $31,141 for the period from September 21, 2007 (Date of Inception) until October 31, 2011. Our net loss of $78,795 offset by $47,654 in accounts payable and accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 21, 2007 (Date of Inception) until October 31, 2011 generated $31,143 in cash during the period, represented by $7,792 received from the sale of common stock and $23,351 received from officer advances.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of October 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ePhoto Image, Inc.

Date:	December 15, 2011

By:	/s/ Petra Jaeger Petra Jaeger
Title:	Chief Executive Officer and Director

8