Form 10-Q
period 2012-01-31
ePhoto Image, Inc.
filed 2012-02-27
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,750,000 as of February 23, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2012 and April 30, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended January 31, 2012 and 2011 and period from September 21, 2007 (Inception) through January 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended January 31, 2012 and 2011 and period from September 21, 2007 (Inception) through January 31, 2012 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of January 31, 2012 and April 30, 2011

	January 31, 2012	April 30, 2011
ASSETS

Current assets
Cash	$2	$2
Total current assets	2	2

Total assets	$2	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$40,835	$30,271
Shareholder’s loan- Note 5	39,154	23,351
Total Current Liabilities	79,989	53,622
Total Liabilities	79,989	53,622

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 90,000,000 common shares 7,750,000 common shares issued and outstanding	7,750	7,750
10,000,000 preferred shares authorized, -0- shares issued and outstanding	—	—
Additional paid in capital	42	42
Deficit accumulated during the Development stage	(87,779)	(61,412)
Total stockholders’ equity (deficit)	(79,987)	(53,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$2

See accompanying notes to financial statements.

F-1

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and nine months ended January 31, 2012 and 2011

For the period from September 21, 2007 (Date of Inception) through January 31, 2012

	Three months ended January 31, 2012	Three months ended January 31, 2011	Nine months ended January 31, 2012	Nine months ended January 31, 2011	Period from September 21, 2007 (Inception) to January 31, 2012

General and administrative expenses:
Professional fees	$2,000	$2,382	$19,383	$10,340	$75,715
Registration and filing fees	6,984	—	6,984	2,206	7,749
Office and miscellaneous	—	—	—	26	1,580
Total general and administrative expenses	8,984	2,382	26,367	12,572	85,044

Loss from operation	(8,984)	(2,382)	(26,367)	(12,572)	(85,044)

Other income (expense)	—	—	—	—	(2,735)

Net loss and comprehensive loss	$(8,984)	$(2,382)	$(26,367)	$(12,572)	$(87,779)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,750,000	7,750,000	7,750,000	7,750,000

See accompanying notes to financial statements.

F-2

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended January 31, 2012 and 2011

For the period from September 21, 2007 (Date of Inception) through January 31, 2012

	Nine months ended January 31, 2012	Nine months ended January 31, 2011	Period from September 21, 2007 (Inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(26,367)	$(12,572)	$(87,779)
Change in non-cash working capital items
Accounts payable and accrued liabilities	10,564	12,572	40,835

CASH FLOWS USED IN OPERATING ACTIVITIES	(15,803)	—	(46,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	7,792
Advances from shareholder	15,803	12	39,154
CASH FLOWS FROM FINANCING ACTIVITIES	15,803	12	46,946

NET INCREASE IN CASH	—	12	2
Cash, beginning of period	2	2	—
Cash, end of period	$2	$14	$2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

EPHOTO IMAGE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

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

January 31, 2012

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

NOTE 3 - GOING CONCERN

Ephoto has recurring losses and has a deficit accumulated during the development stage of $87,779 as of January 31, 2012. Ephoto's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Ephoto has no current source of revenue. Without realization of additional capital, it would be unlikely for Ephoto to continue as a going concern. Ephoto's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found. Ephoto's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	January 31,	January 31,
	2012	2011
Federal income tax benefit attributable to:
Current operations	$6,319	$4,275
Less: valuation allowance	(6,319)	(4,275)
Net provision for Federal income taxes	$—	$—

F-5

EPHOTO IMAGE INC.

(AN DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31,	April 30,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$29,845	$23,526
Less: valuation allowance	(29,845)	(23,526)
Net deferred tax asset	$—	$—

At January 31, 2012, Ephoto had an unused net operating loss carryover approximating $87,780 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – ADVANCES FROM SHAREHOLDER

During the nine months ended January 31, 2012 the company received advances from a shareholder of $15,803. The advances are non interest bearing and have no specified terms of repayment. The total due to the shareholder was $39,154 as of January 31, 2012 and $23,351 as of April 30, 2011.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our offices are located at No. 181 Dragon Villas, No. 8 Shun An Nan Road, Shunyi County, Beijing, China. Our telephone number is 0086-137-175-28189.

4

Results of Operations for the Three and Nine Months Ended January 31, 2012 and 2011 and Period from September 21, 2007 (Date of Inception) until January 31, 2012

We generated no revenue for the period from September 21, 2007 (Date of Inception) until January 31, 2012.

Our operating expenses during the three months ended January 31, 2012 were $8,984, compared with $2,382 for the same period ended January 31, 2011. Our operating expenses during the nine months ended January 31, 2012 were $26,367, compared with $12,572 for the same period ended January 31, 2011. Our operating expenses from September 21, 2007 (Date of Inception) to January 31, 2012 were $85,044. Our operating expenses for all periods were attributable to professional fees, registration and filing fees and general and administrative expenses.

We, therefore, recorded a net loss of $8,984 for the three months ended January 31, 2012, compared with a net loss of $2,382 for the three months ended January 31, 2011. We recorded a net loss of $26,367 for the nine months ended January 31, 2012, compared with a net loss of $12,572 for the nine months ended January 31, 2011. We had a net loss of $87,779 for the period from September 21, 2007 (Date of Inception) until January 31, 2012.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2012, we had total current assets of $2. We had $79,989 in current liabilities as of January 31, 2012. Thus, we had a working capital deficit of $79,987 as of January 31, 2012.

Operating activities used $46,944 for the period from September 21, 2007 (Date of Inception) until January 31, 2012. Our net loss of $87,779 offset by $40,835 in accounts payable and accrued liabilities resulted in our negative operating cash flow. Financing Activities during the period from September 21, 2007 (Date of Inception) until January 31, 2012 generated $46,946 in cash during the period, represented by $7,792 received from the sale of common stock and $39,154 received from officer advances.

We expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of January 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePhoto Image, Inc.

Date:	February 27, 2012

By:	/s/ Yong Feng Sara Yi Yong Feng Sara Yi
Title:	Chief Executive Officer and Director

8