Form 10-Q
period 2012-03-31
GroveWare Technologies Ltd.
filed 2012-05-21
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165074

GroveWare Technologies Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1006 - 20 Eglinton Ave. W. Toronto, Ontario, Canada M4R 1K8
(Address of principal executive offices)

(416) 644-5111
(Registrant's telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,150,000 as of May 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited);
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GROVEWARE TECHNOLOGIES, LTD

Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$95	$89
Accounts receivable, net	13,336	5,553
Other current assets	7,524	5,500
Total Current Assets	20,955	11,142
TOTAL ASSETS	$20,955	$11,142
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,068	$92,669
Accrued expenses - related parties	235,339	146,858
Sales tax payable	10,597	9,845
Deferred income	5,499	12,317
Notes payable	206,548	206,548
Total Current Liabilities	575,051	468,237
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: 500,000,000 shares authorized, $0.001 par value, 307,500,000 and 280,000,000 shares issued and outstanding, respectively	307,500	280,000
Additional paid-in capital	(307,500)	(280,000)
Retained earnings (deficit)	(554,096)	(457,095)
Total Stockholders' Equity (Deficit)	(554,096)	(457,095)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,955	$11,142

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD
Statement of Operations
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES	$30,481	$8,715
OPERATING EXPENSES
Professional fees	2,831	4,654
Rent	11,421	12,554
General and administrative	113,230	26,973
Total Operating Expenses	127,482	44,181
INCOME (LOSS) FROM OPERATIONS	(97,001)	(35,466)
OTHER EXPENSES
Interest expense	—	(6,535)
Total Other Expenses	—	(6,535)
NET INCOME (LOSS) BEFORE TAXES	(97,001)	(42,001)
Income taxes	—	—
NET INCOME (LOSS)	$(97,001)	$(42,001)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0)	$(0)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	307,500,000	280,000,000

 The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(97,001)	$(42,001)
Adjustments to reconcile net income to net cash used by operating activities:
Bad debt expense	—	—
Changes to operating assets and liabilities:
Accounts receivable	(7,783)	—
Related-party receivables	—	42,481
Other current assets	(2,024)	—
Accrued expenses - related parties	88,481	1,744
Accounts payable and accrued expenses	24,399	(3,310)
Accrued sales taxes	752	—
Deferred income	(6,818)	1,130

Net Cash Used in Operating Activities	6	44

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	—	—
Repayment of factoring line	—	—
Proceeds from factoring line	—	—

Net Cash Provided by Financing Activities	—	—

NET INCREASE IN CASH	6	44
CASH AT BEGINNING OF PERIOD	89	23

CASH AT END OF YEAR	$95	$67

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:	$—	$—

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - RELATED PARTY PAYABLES AND RECEIVABLES

Since its inception in 2008 the Company has transacted a significant amount of business with various closely related-party entities, whereby expenses were paid on behalf of the Company, cash was transferred to the Company, services were provided for the Company, and various other resources were provided to the Company. These transactions have been recorded and aggregated into related-party payables. The Company also accrues a royalty equal to 20% of net revenues for the license of its technology. The outstanding balances of related-party payables totaled $235,339 and $146,858 as of March 31, 2012 and December 31, 2011, respectively.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 5 – COMMON STOCK

On April 6, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 4,000,000 shares of the Company’s common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare. Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), the Company transferred all of its pre-merger assets and liabilities (the “Split-Off”) to its former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,600,000 shares of the Company’s common stock and the cancellation of related party loans in the amount of $39,154.

NOTE 6 – SIGNIFICANT EVENTS

On May 14, 2012, with the unanimous consent of the board of directors, the Company changed its fiscal year end from April 30 to December 31, the fiscal year end of GroveWare Technologies Ltd., the company acquired by reverse merger on April 6, 2012. In addition, on May 14, 2012 a majority shareholder and the board of directors approved an amendment to the Articles of Incorporation for the purpose of changing the Company’s name to “GroveWare Technologies Ltd.” and to increase the total authorized shares from 100,000,000 to 500,000,000 shares.

Concurrently with the name change and increase in authorized stock described above, the board of directors approved a forward split whereby each shareholder will be issued fifty common shares in exchange for each one common share of their currently issued common stock.

Prior to approval of the forward split the Company had a total of 6,150,000 issued and outstanding shares of common stock, par value $0.001. On the effective date of the forward split, the Company had 307,500,000 issued and outstanding shares of common stock, par value $0.001. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

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

Overview

The modern world of communications technology is an arena of constant and rapid evolution. There is no greater evidence of this change than in the accelerating adoption of sophisticated wireless devices to streamline and facilitate the exchange of voice and data communication. Over the past two decades, we have witnessed the successive introduction of hardwired cellular phones, handheld “dumbphones”, the handheld Palm™ computers and then a revolution with the advent of the BlackBerry® smartphone followed by the iPhone® and a myriad of similar devices utilizing the Android™ smartphone platform developed by Google©. During the last few years, we have seen the emergence and incredible growth of tablet technologies led by Apple’s iPad®, Research in Motion’s Playbook™, and a variety of tablet devices utilizing the Android™ and Windows Mobile™ mobile operating systems.

Wireless devices are changing how people communicate and exchange information. The wireless revolution has brought about monumental changes to global politics, to the scale and complexity of social interaction, to the accessibility of information and has simplified consumer transactions such as banking, advertising and the buying and selling of goods and services.

Smartphone and wireless tablet devices are now being discovered by business and government as transformational tools for the collection, transfer and utilization of information and for streamlining business-to-business (B2B) transactions. The adoption of wireless technologies, and in particular of wireless tablet devices, is expected to far exceed the use of conventional PC’s over the next five years.

It is in this rapidly changing business environment that GroveWare has positioned itself. GroveWare’s products are uniquely suited to helping companies, governments and institutions gather and exchange data. In an environment where all commercial and government entities are seeking to find cost-saving and efficiency-gaining productivity tools, the increasingly sophisticated smartphone and tablet hardware can now be paired with GroveWare’s software to generate productivity enhancements on a level not seen since the advent of micro-computers over 30 years ago.

GroveWare provides Commercial Off-the Shelf–based (COTS) SmartForm, advanced workflow technology and mobile solutions for automating and mobilizing business processes at the enterprise level. Such technology greatly helps organizations to move away from “paper-based” operations to smart, dynamic, mobile electronic “e-forms,” thus enabling enterprises to achieve operational efficiencies by extending their enterprise ERP functions from the “back office” to a “field application” seamlessly.

Our company specializes in the rapidly-growing Mobile Business Process Management (BPM) marketplace. It has developed an advanced e-form-centric mobile application, “MobiTask™” for all of the mainstream wireless operating systems used by smartphones and tablets such as: Apple iOS®, Android™ smartphones, BlackBerry® and Windows™. GroveWare’s MobiTask™ is a single platform application compatible with all wireless devices such as: iPhone®, iPad®, Samsung Galaxy®, BlackBerry® Playbook™, etc. and employs a powerful core technology that has helped our company to become a leader in the field of “Rapid Mobile Application Development” for enterprises.

GroveWare believes it is uniquely positioned to take advantage of the transformation that is currently taking place in the enterprise space, i.e. the massive shift from laptops to wireless tablets devices and the rush to develop productivity applications for enterprise use.

GroveWare’s eXFORMA™ middleware and MobiTask™ client applications are at the heart of the solution offered. It is a process automation platform that can be configured to dynamically capture data utilizing web-based forms integrated with a sophisticated workflow engine. The application is delivered on thin client mobile devices. The system resides on numerous industry-standard back-end databases and is supported by flexible reporting capabilities.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

We generated $30,481 in revenues for the three months ended March 31, 2012, as compared with $8,715 for the three months ended March 31, 2011. Our revenues for both periods resulted primarily from the provision of professional services and user subscriptions to smaller enterprises and from proof-of-concept and trial installations with several state and federal government agencies.

In the future, we expect that our business model will generate revenue from four primary sources:

1. License Sales - eXFORMA BPM Server and MTM Server license as well as per seat licenses for MobiTask.

MobiTask, eXFORMA and MTM license fees are expected to be generated from traditional, paid-up software licenses primarily sold as a result of referral from non-carrier partners and from leads generated by the Company’s inside sales team. Software license fee revenue is projected to grow from $155,000 in 2012 to $390,000 by 2015. The average enterprise software license fee for eXFORMA is $49,000 per server installation. MTM is sold as a combination server component and per user license. The average server cost is $8,000 per implementation and $120-$150 perpetual license per MobiTask seat.

2. License Subscription Sales – Primarily through the carrier channel, annual and multi-year subscriptions provide the Company with recurring revenue based on a monthly per user fee.

The U.S. outbound Business Development Managers will primarily support and develop leads initiated or referred through the carrier relationship, initially Verizon Wireless, but anticipated to expand to the other major U.S. carriers. Monthly software license fees are targeted at $19.99 to $24.99 per user based on a two year subscription. The Company is currently negotiating with Verizon to have these fees collected by the carrier together with its other wireless charges and remitted to the Company monthly en masse. Initially, we expect monthly subscription sales to be minimal, averaging only 350 a month in Q2 2012 increasing to 2,000 monthly by Q4 2012.

Gross revenues from carrier channel subscription sales are projected to grow rapidly from less than $125,000 in Q2-2012 to $3.5 million in 2013 and increasing to in excess of $7.8 million by 2015. Management believes that these numbers are very conservative given the size of the carriers’ enterprise customer base and the overall market potential.

3. Support Fees - Annual recurring revenue from maintenance, subscription fees, seat upgrades and product support services.

Recurring revenue is expected to be generated from annual technical support and maintenance fees (including seat upgrade fees) and service fees. Recurring revenue from these sources is projected to grow from $31,000 in 2012 to slightly less than $80,000 by 2015.

Technical Support and Maintenance fees will apply to the traditional paid-up licenses, calculated at a rate of 20% of the license fees. The subscription fees will apply to the hosted model and will be earned based on the number of seats. Over the course of time it is expected that customers will increase the number of end-users (seats) within their organizations, purchasing incremental subscriptions or seat licenses.

4. Professional Service Fees - For customization, configuration, development and deployment in support of eXFORMA BPM, MTM and MobiTask.

Service fees include services provided directly to end-user organizations and to channel partners primarily for implementation services and ongoing consulting services. Due to the nature of the BPM market initial implementation often requires considerable professional services and service revenue will be approximately equal to 10%-15% of license fees revenue. The type of services provided will include business analysis, design and implementation, as MobiTask, eXFORMA and MTM will be implemented to interact with enterprise applications and to meet specific task requests of the customer. Although paid for by the customer, the IP associated with each customization of the platform remains with the Company and is available for resale to other clients significantly reducing the direct cost to our Company of future product development.

Professional Service revenue is expected to increase commensurate with software sales growing from $1,185,000 in 2012 to in excess of $7.8 million by 2015.

The Company considers service delivery to be an important component to its success and with every success we will be adding a new stream of future revenue as clients consider expanding the use of the technology to other areas of their organizations.

With successful funding initiatives and sound execution of the Company’s business plan, management anticipates total revenues of $1.8 million in 2012 increasing to $20.7 million in 2015.

Revenue Mix

During 2012, we expect that 74.9% of revenue will be generated through direct sales, technical support and professional services billings, while only 25.1% of revenue will result from subscription sales through the Verizon partnership. By the end of 2015, carrier-based subscription sales as a percentage of total revenue are projected to level out to the 60% range.

Expenses

We incurred $127,482 in operating expenses for the three months ended March 31, 2012, as compared with operating expenses of $44,181 for the three months ended March 31, 2011. Our general and administrative expenses of $113,230 for the three months ended March 31, 2012, as compared with general and administrative expenses of $26,973 for the three months ended March 31, 2011 are the primary reason for the vast difference in operating expenses comparatively.

We incurred $0 in interest expenses for the three months ended March 31, 2012, as compared with $6,535 for the three months ended March 31, 2011.

As a result of its channel partner distribution strategy, the business model is highly leveraged. Therefore, the Company expects to maintain a low level of fixed corporate overhead leading to projections of breakeven profitability beginning in Q4 - 2012.

Cost of Service/Sales

The cost of service/sales expense is associated with delivery of a sales unit, including direct labor cost associated with the delivery of implementation and consulting services provided directly to end-users or to distribution partners and sales commissions. The cost of service/sales is projected to be approximately 6% of total revenue.

Sales and Marketing

Sales and marketing expenses include the costs to market products and to manage and support the channel partners and direct sales team. Initially in 2011, this includes staffing to recruit distribution partners. Subsequently, staffing grows to provide adequate support, service and account management services. Sales and marketing expenses also include expenses to recruit distribution partners as well as costs for product promotion. Sales and marketing expenses, exclusive of commissions, are expected to be approximately 29% of total revenue in 2012 but declining to 7.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

We expect that sales staff at the end of 2012 will include only the newly-engaged VP of Sales, three regional sales reps (focused on the Verizon relationship) for the Northeast, Western and Central U.S) one inside sales rep and one sales support person, the latter two both based in Toronto. We further expect the sales roster to expand to eight by the end of 2013 and the complement will be adjusted gradually as dictated by revenue growth.

Product Development, R&D and Technical Support

Product development expense primarily includes the costs of direct in-house labor associated with the staffing requirement for development, maintenance and upgrades of the software product. Product development expenses are expected to approximately average 21% of total revenue in 2012, but will rapidly decline to 5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

General and Administrative (G&A)

The general and administrative costs represent the labor expense of corporate support staff of both fixed and semi-variable natures, which will increase with additional product sales. G&A also includes other items such as recruitment and insurance costs associated with the growth of the Company. General and administrative expenses are projected to be approximately 39% of total revenue in 2012 but again declining rapidly to 6.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

Royalties

GroveWare has acquired an exclusive license from GroveWare Technologies Inc. to market and support MobiTask, eXFORMA, eXFORMA BPM SUITE and MTM throughout the United States. GroveWare is also permitted under the license to further develop and improve these and other product offerings to U.S. customers.

As compensation for these exclusive marketing and development rights, GroveWare currently pays a royalty equal to 20% of all revenue generated from the sale of the licensed products. The terms of the royalty arrangement are detailed in an Exclusive Software Master License Agreement executed between the parties on December 31, 2009.

The Master License Agreement is currently under renegotiation and the attached projections assume that the royalty rate will be reduced to 15% of revenue and will be levied only on revenue generated from the sales of software licenses and subscriptions and will no longer include professional services and technical support revenue. As well, royalties will be paid as subscription revenue is recognized on the books of the Company.

Depreciation and Amortization

These expenses include depreciation of general office equipment and computer equipment, based on estimated useful lives of five years for furniture and office equipment, and three years for computer related equipment. The Company has capitalized the costs associated with the development of the software product but not the costs to enhance the existing product.

Earnings

We had a net loss of $97,001 for the three months ended March 31, 2012, as compared with a net loss of $42,001 for the three months ended March 31, 2011.

As with most enterprise software sales, gross margins are very attractive at 76%. We expect that EBITDA margins will be slightly negative through the end of 2012, but are projected to increase from 40.1% in 2013 to a very favorable 57% by 2015. We further expect net earnings before taxes will increase from a loss of $360,000 in 2012 to a profit of over $11.7 million by 2015, primarily because of increasing sales over moderating expense levels.

The break-even monthly sales level of $350,000 are forecast for Q4 of 2012 with cash flows becoming positive at sales levels of less than $400,000, expected to be achieved in Q1 of 2013.

The Company is projecting a slight pre-tax loss in 2012 because of the Q2 closing of its re-financing and the subsequent ramp of sales activity with a rapid increase of pre-tax earnings in 2013 and 2014 to $2.9 million and $7.4 million respectively.

An assumed moderate 25% growth rate in 2015 and 2016 may result in projected recognized revenues of $20.8 and $24.9 million with pre-tax earnings of $11.6 and $14.9 million, respectively.

Liquidity and Capital Resources

We had $20,955 in current assets and $575,051 in current liabilities as of March 31, 2012. We therefore had a working capital deficit of $554,096.

Operating activities provided $6 for the three months ended March 31, 2012. Our related party accrued expenses of $88,481, and our accounts payable and accrued expenses of $24,399 is primarily responsible for our positive operating cash flow, offset mainly by our net loss of $97,001.

Loans and Debt Service

The Company has no existing bank debt. At March 31, 2012, $206,548 was owed to a factoring company. The Company is currently seeking an investment of a minimum of $2,000,000 either in the form of subordinated debt or through the issue of common or preferred equity

Capital Requirements: 2012-2013

The Company is seeking to raise an additional $2.0 - $5.0 million in capital. Operating expenses before interest is expected to begin Q2 2012 at approximately $64,000 per month and gradually increase, based on the sales growth and related support requirements, to approximately $ 325,000 per month by year end. Initial pro forma profits beginning in Q4 2012 and cash flow breakeven occurs in Q1 2013.

The proceeds of our capital raise will be used to fund additional market development, sales & marketing & services staffing, product enhancement and new development, receivable funding, G&A and to reduce debt obligations.

The Company is projecting to be cash flow positive in Q1 2013. However, to give further assurance of adequate growth capital, the Company will explore the financing of its accounts receivable, securing an additional bank line of credit or a capital lease line to assist with funding its monthly cash flow fluctuations and other working capital requirements. Discussions have commenced with JP Morgan Chase Bank.

The revenue projections are based on the best conservative estimate of management. While market acceptance and pricing are not likely to present any material challenges to revenue growth, sales cycles within the enterprise and institutional sectors tend to be less predictable and timing of sales growth may ultimately be slower or faster than forecast. As a result, cash flow projections may be negatively or positively impacted. The investment capital currently being solicited will be adequate to meet any interim cash flow shortfalls if the ramp-up of revenue is slower than projected or to fund more rapid growth if revenue growth is accelerated.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of our Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 4,000,000 shares of our common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare.

These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and / or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Exclusive Master License Agreement, dated December 31, 2009(1)
10.2	Factoring and Security Agreement, dated October 21, 2010(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on April 10, 2012

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GroveWare Technologies Ltd.

Date:	May14, 2012

By: /s/ Hrair Achkarian Hrair Achkarian Title: Chief Executive Officer

