Form 10-Q
period 2012-06-30
GroveWare Technologies Ltd.
filed 2012-08-20
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-54760

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,500,000 as of August 18, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited);
F-2	Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited);
F-3	Condensed Statements of Cash Flow for the six months ended June 30, 2012 and 2011 (unaudited);
F-4	Notes to Condensed Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GROVEWARE TECHNOLOGIES LTD.
Condensed Balance Sheets
(unaudited)

ASSETS	June 30,	December 31,
	2012	2011
CURRENT ASSETS	(unaudited)

Cash	$—	$89
Accounts receivable	43,748	5,553
Prepaid expenses	4,500	5,500

Total Current Assets	48,248	11,142

TOTAL ASSETS	$48,248	$11,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$128,828	$92,669
Accrued expenses - related parties	308,829	146,858
Sales tax payable	12,476	9,845
Deferred income	36,802	39,167
Notes payable	247,597	206,548
Bank overdraft	4,563	—

Total Current Liabilities	739,095	495,087

STOCKHOLDERS' DEFICIT

Preferred stock: 50,000,000 shares authorized, $0.001 par value, with -0- shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized, $0.001 par value, 307,500,000 and 280,000,000 shares issued and outstanding, respectively	307,500	280,000
Additional paid-in capital	(307,500)	(280,000)
Retained deficit	(690,847)	(483,945)

Total Stockholders' Deficit	(690,847)	(483,945)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,248	$11,142

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES LTD.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$40,608	$8,715	$71,089	$17,430

OPERATING EXPENSES

Professional fees	3,649	2,944	6,480	7,598
Rent	11,523	11,790	22,944	24,345
General and administrative	121,139	24,740	234,369	77,576

Total Operating Expenses	136,311	39,474	263,793	109,519

LOSS FROM OPERATIONS	(95,703)	(30,759)	(192,704)	(92,089)

OTHER EXPENSES

Interest expense	—	(22,028)	(41,049)	(112)

Total Other Expenses	—	(22,028)	(41,049)	(112)

NET LOSS BEFORE TAXES	(95,703)	(52,787)	(233,753)	(92,201)

Income taxes	—	—	—	—

NET LOSS	$(95,703)	$(52,787)	$(233,753)	$(92,201)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	151,629,834	280,000,000	252,182,320	280,000,000

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES LTD.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(233,753)	$(92,201)
Adjustments to reconcile net income to net cash used by operating activities:
Bad debt expense	—	—
Changes to operating assets and liabilities:
Accounts receivable	(38,195)	(139,205)
Related-party receivables	—	(38,026)
Prepaid assets	1,000	—
Accrued expenses - related parties	161,972	3,486
Accounts payable and accrued expenses	77,208	3,332
Accrued sales taxes	2,631	—
Bank overdrafts	4,563	—
Deferred income	24,485	163,105

Net Cash Used in Operating Activities	(89)	(99,509)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	—	—
Repayment of factoring line	—	136,436
Proceeds from factoring line	—	(36,900)

Net Cash Provided by Financing Activities	—	99,536

NET INCREASE IN CASH	(89)	27
CASH AT BEGINNING OF YEAR	89	23

CASH AT END OF YEAR	$—	$50

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES LTD.

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY PAYABLES AND RECEIVABLES

Since its inception in 2008 the Company has transacted a significant amount of business with various closely related-party entities, whereby expenses were paid on behalf of the Company, cash was transferred to the Company, services were provided for the Company, and various other resources were provided to the Company. These transactions have been recorded and aggregated into related-party payables. The Company also accrues a royalty equal to 20% of net revenues for the license of its technology. The outstanding balances of related-party payables totaled $308,829 and $146,858 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 5 – COMMON STOCK

On April 6, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 4,000,000 shares of the Company’s common stock were issued to the holders of GroveWare’s common stock in exchange for their 100 shares of GroveWare. Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), the Company transferred all of its pre-merger assets and liabilities (the “Split-Off”) to its former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,600,000 shares of the Company’s common stock and the cancellation of related party loans in the amount of $39,154.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 2, 2012, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada to create a class of preferred stock designated as “Class A Convertible Preferred Stock.”  The Class A Convertible Preferred Stock consists of 10,000,000 shares of the 50,000,000 authorized shares of the Company’s preferred stock, has super voting rights of 100 votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock, including the election of directors, and converts into shares of the Company’s common stock at a conversion rate of one share of common stock for every one share of Class A Convertible Preferred Stock.

On August 1, 2012, the Company executed an employment agreement with Mr. Hrair Achkarian (“Achkarian”). Pursuant to the terms and conditions of the Agreement:

• Achkarian will serve as the Company’s President and Chief Executive Officer. While employed by the Company, Achkarian will use his best efforts to promote the Company’s success;

• Achkarian will receive an annual base salary of US$250,000 and receive stock grants of 3,000,000 shares of the Company’s common stock and an option to purchase 1,000,000 shares of the Company’s Class A Convertible Preferred Stock at the current fair market value;

• Achkarian will also be entitled to a performance benefits, car allowance, paid time off, health and other benefits;

• Achkarian will be subject to confidentiality provisions and non-competition restrictions; and

• Upon termination of Achkarian’s employment, Achkarian will be entitled to severance as provided under the Agreement.

Also on August 1, 2012, the Company executed an employment agreement with W. Scott Boyes (“Boyes”). Pursuant to the terms and conditions of the Agreement:

• Boyes will serve as the Company’s Chief Financial Officer, Treasurer and Secretary. While employed by the Company, Boyes will use his best efforts to promote the success of the Company;

• Boyes will receive an annual base salary of US$1.00 and receive a stock award of 1,500,000 shares of the Company’s common stock within 30 days of the executed employment agreement. The shares shall be fully paid and non-assessable upon issuance.

• Boyes will also be entitled to paid time off, health and other benefits;

• Boyes will be subject to confidentiality provisions and non-competition restrictions; and

• Upon termination of Boyes’s employment, Boyes will be entitled to severance as provided under the Agreement.

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

Our company specializes in the rapidly-growing Mobile Business Process Management (BPM) marketplace. It has developed an advanced e-form-centric mobile application, “MobiTask™” for all of the mainstream wireless operating systems used by smartphones and tablets such as: Apple iOS®, Android™, BlackBerry® and Windows™. GroveWare’s MobiTask™ is a single platform application compatible with all wireless devices such as: iPhone®, iPad®, Samsung Galaxy®, BlackBerry® Playbook™, etc. and employs a powerful core technology that has helped our company to become a leader in the field of “Rapid Mobile Application Development” for enterprises.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

We generated $40,608 in revenues for the three months ended June 30, 2012, as compared with $8,715 for the three months ended June 30, 2011. We generated $71,089 in revenues for the six months ended June 30, 2012, as compared with $17,430 for the six months ended June 30, 2011.

Our revenues for all periods resulted primarily from the provision of professional services and user subscriptions to smaller enterprises and from proof-of-concept and trial installations with several state and federal government agencies.

As the company implements its sales and marketing plan during the second half of 2012, we expect that our business model will generate revenue from four primary sources:

1. License Sales - eXFORMA BPM Server and MTM Server license as well as per seat licenses for MobiTask.

MobiTask, eXFORMA and MTM license fees are expected to be generated from traditional, paid-up software licenses primarily sold as a result of referral from non-carrier partners and from leads generated by our inside sales team. Software license fee revenue is projected to grow from $155,000 in 2012 to $390,000 by 2015. The average enterprise software license fee for eXFORMA is $49,000 per server installation. MTM is sold as a combination server component and per user license. The average server cost is $8,000 per implementation and $120-$150 perpetual license per MobiTask seat.

2. License Subscription Sales – Primarily through the carrier channel, annual and multi-year subscriptions provide us with recurring revenue based on a monthly per user fee.

The U.S. outbound Business Development Managers will primarily support and develop leads initiated or referred through the carrier relationship, initially Verizon Wireless, but anticipated to expand to the other major U.S. carriers. Monthly software license fees are targeted at $19.99 to $24.99 per user based on a two year subscription. We are currently negotiating with Verizon to have these fees collected by the carrier together with its other wireless charges and remitted to us monthly en masse. Initially, we expect monthly subscription sales to be minimal, with the hope of 2,000 monthly by Q4 2012.

Gross revenues from carrier channel subscription sales are projected to grow rapidly to $3.5 million in 2013 and increasing to in excess of $7.8 million by 2015. Management believes that these numbers are very conservative given the size of the carriers’ enterprise customer base and the overall market potential.

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

Service fees include services provided directly to end-user organizations and to channel partners primarily for implementation services and ongoing consulting services. Due to the nature of the BPM market initial implementation often requires considerable professional services and service revenue will be approximately equal to 10%-15% of license fees revenue. The type of services provided will include business analysis, design and implementation, as MobiTask, eXFORMA and MTM will be implemented to interact with enterprise applications and to meet specific task requests of the customer. Although paid for by the customer, the IP associated with each customization of the platform remains with us and is available for resale to other clients significantly reducing the direct cost to us of future product development.

Professional Service revenue is expected to increase commensurate with software sales growing from $350,000 in 2012 to in excess of $7.8 million by 2015.

We consider service delivery to be an important component to our success and with every success we will be adding a new stream of future revenue as clients consider expanding the use of the technology to other areas of their organizations.

With successful funding initiatives and sound execution of our business plan, management anticipates total revenues of $450,000 in 2012 increasing to $20.7 million in 2015.

Revenue Mix

During 2012, we expect that 74.9% of revenue will be generated through direct sales, technical support and professional services billings, while only 25.1% of revenue will result from subscription sales through the Verizon partnership. By the end of 2015, carrier-based subscription sales as a percentage of total revenue are projected to level out to the 60% range.

Expenses

We incurred $136,311 in operating expenses for the three months ended June 30, 2012, as compared with operating expenses of $39,474 for the three months ended June 30, 2011. Our general and administrative expenses of $121,139 for the three months ended June 30, 2012, as compared with general and administrative expenses of $24,740 for the three months ended June 30, 2011 are the primary reason for the vast difference in operating expenses comparatively.

We incurred $263,793 in operating expenses for the six months ended June 30, 2012, as compared with operating expenses of $109,519 for the six months ended June 30, 2011. Our general and administrative expenses of $234,369 for the six months ended June 30, 2012, as compared with general and administrative expenses of $77,576 for the six months ended June 30, 2011 are the primary reason for the vast difference in operating expenses comparatively.

We incurred $41,049 in interest expenses for the three months ended June 30, 2012, as compared with $22,028 for the three months ended June 30, 2011. We incurred $41,049 in interest expenses for the six months ended June 30, 2012, as compared with $112 for the three months ended June 30, 2011.

As a result of our channel partner distribution strategy, the business model is highly leveraged. Therefore, we expect to maintain a low level of fixed corporate overhead leading to projections of breakeven profitability beginning in Q1 - 2013.

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

We expect that sales staff at the end of beginning in Q1 - 2013 will include only the newly-engaged VP of Sales, three regional sales reps (focused on the Verizon relationship) for the Northeast, Western and Central U.S) one inside sales rep and one sales support person, the latter two both based in Toronto. We further expect the sales roster to expand to eight by the end of 2013 and the complement will be adjusted gradually as dictated by revenue growth.

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

General and Administrative (G&A)

The general and administrative costs represent the labor expense of corporate support staff of both fixed and semi-variable natures, which will increase with additional product sales. G&A also includes other items such as recruitment and insurance costs associated with our growth. General and administrative expenses are projected to be approximately 39% of total revenue in 2012 but again declining rapidly to 6.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

Royalties

We have acquired an exclusive license from GroveWare Technologies Inc. to market and support MobiTask, eXFORMA, eXFORMA BPM SUITE and MTM throughout the United States. We are also permitted under the license to further develop and improve these and other product offerings to U.S. customers.

As compensation for these exclusive marketing and development rights, we currently pay a royalty equal to 20% of all revenue generated from the sale of the licensed products. The terms of the royalty arrangement are detailed in an Exclusive Software Master License Agreement executed between the parties on December 31, 2009.

The Master License Agreement is currently under renegotiation and the attached projections assume that the royalty rate will be reduced to 15% of revenue and will be levied only on revenue generated from the sales of software licenses and subscriptions and will no longer include professional services and technical support revenue. As well, royalties will be paid as subscription revenue is recognized on our books.

Depreciation and Amortization

These expenses include depreciation of general office equipment and computer equipment, based on estimated useful lives of five years for furniture and office equipment, and three years for computer related equipment. We have capitalized the costs associated with the development of the software product but not the costs to enhance the existing product.

Earnings

We had a net loss of $95,703 for the three months ended June 30, 2012, as compared with a net loss of $52,787 for the three months ended June 30, 2011. We had a net loss of $233,753 for the six months ended June 30, 2012, as compared with a net loss of $92,201 for the six months ended June 30, 2011.

As with most enterprise software sales, gross margins are very attractive at 76%. We expect that EBITDA margins will be negative through the end of 2012, but are projected to increase from 40.1% in 2013 to a very favorable 57% by 2015. We further expect net earnings before taxes will increase from a loss of $360,000 in 2012 to a profit of over $11.7 million by 2015, primarily because of increasing sales over moderating expense levels.

The break-even monthly sales level of $350,000 are forecast for Q1 of 2013 with cash flows becoming positive at sales levels of less than $400,000, expected to be achieved in early Q2 of 2013.

We are projecting a pre-tax loss in 2012 because of the Q4 closing of the company’s re-financing and the subsequent ramp of sales activity with a rapid increase of pre-tax earnings in 2013 and 2014 to $2.9 million and $7.4 million respectively.

An assumed moderate 25% growth rate in 2015 and 2016 may result in projected recognized revenues of $20.8 and $24.9 million with pre-tax earnings of $11.6 and $14.9 million, respectively.

Liquidity and Capital Resources

We had $48,248 in current assets and $739,095 in current liabilities as of June 30, 2012. We therefore had a working capital deficit of $690,847.

Operating activities used $89 for the six months ended June 30, 2012. Our net loss of 233,753 and accounts receivable of $38,195 accounted for our negative operating cash flow, offset primarily by related party accrued expenses of $161,972 and accounts payable and accrued expenses of $77,208.

Loans and Debt Service

We have no existing bank debt. At June 30, 2012, $247,597 was owed to a factoring company. We are currently seeking an investment of a minimum of $2,000,000 either in the form of subordinated debt or through the issue of common or preferred equity

Capital Requirements: 2011-2012

We are seeking to raise an additional $2.0 - $5.0 million in capital. Operating expenses before interest is expected to gradually increase, based on the sales growth and related support requirements, to approximately $ 325,000 per month by the end of Q1. Initial pro forma profits beginning in Q1 2013 and cash flow breakeven occurs in Q2 2013.

The proceeds of our capital raise will be used to fund additional market development, sales & marketing & services staffing, product enhancement and new development, receivable funding, G&A and to reduce debt obligations.

We are projecting to be cash flow positive in Q2 2013. However, to give further assurance of adequate growth capital, we will explore the financing of our accounts receivable, securing an additional bank line of credit or a capital lease line to assist with funding its monthly cash flow fluctuations and other working capital requirements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

N/A

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
11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GroveWare Technologies Ltd.

Date:	August 20, 2012

By: /s/ Hrair Achkarian Hrair Achkarian Title: Chief Executive Officer

