Form 10-Q
period 2012-09-30
GroveWare Technologies Ltd.
filed 2012-12-06
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,500,000 as of December 6, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited);
F-2	Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited);
F-3	Condensed Statements of Cash Flow for the nine months ended September 30, 2012 and 2011 (unaudited);
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GROVEWARE TECHNOLOGIES, LTD.

Condensed Balance Sheets

ASSETS	September 30,	December 31,
	2012	2011
CURRENT ASSETS	(Unaudited)

Cash	$12,728	$89
Accounts receivable, net	59,356	5,553
Other current assets	—	5,500

Total Current Assets	72,084	11,142

TOTAL ASSETS	$72,084	$11,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$41,912	$32,669
Accounts payable - related parties	128,590	60,000
Sales tax payable	15,732	9,845
Deferred income	26,494	12,317
Royalty payable - related parties	86,379	53,888
Note payable - related party	192,032	92,970
Notes payable	243,742	206,548
Convertible debt, net of discount	115,788	—

Total Current Liabilities	850,669	468,237

STOCKHOLDERS' EQUITY DEFICIT

Preferred stock: 50,000,000 shares authorized, $0.001 par value, -0- shares issued and outstanding	—	—
Common stock: 90,000,000 shares authorized, $0.001 par value, 61,500,000 and 40,000,000 shares issued and outstanding, respectively	61,500	40,000
Additional paid-in capital	(24,000)	(40,000)
Accumulated deficit	(816,085)	(457,095)

Total Stockholders' Deficit	(778,585)	(457,095)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,084	$11,142

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES, LTD.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$87,370	$100,140	$158,459	$117,570

OPERATING EXPENSES

Professional fees	19,389	40,101	25,869	47,699
Rent	11,407	11,641	34,351	35,986
General and administrative	160,307	156,529	394,676	234,105

Total Operating Expenses	191,103	208,271	454,896	317,790

LOSS FROM OPERATIONS	(103,733)	(108,131)	(296,437)	(200,220)

OTHER EXPENSES

Interest expense	(21,504)	(44,179)	(62,553)	(44,291)

Total Other Expenses	20,408	(44,179)	(62,553)	(44,291)

NET LOSS BEFORE TAXES	(83,325)	(152,310)	(358,990)	(244,511)

Income taxes	—	—	—	—

NET LOSS	$(83,325)	$(152,310)	$(358,990)	$(244,511)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,500,000	40,000,000	53,939,560	40,000,000

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES, LTD.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(358,990)	$(244,511)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note	3,288	—
Company expenses paid by related-party	240,155	—
Interest on note payable	57,194	—
Changes to operating assets and liabilities:
Accounts receivable	(53,803)	(123,369)
Prepaid expenses	5,500	—
Related-party receivables	—	87,105
Accounts payable and accrued expenses	9,243	(280)
Accounts payable - related parties	68,590	18,517
Sales tax payable	5,887	(2,395)
Royalties payable - related parties	32,491	40,416
Deferred income	14,177	125,684

Net Cash Provided (Used) in Operating Activities	23,732	(98,833)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	150,000	—
Proceeds from note payable - related party	28,818	—
Repayments of note payable - related party	(169,911)	—
Repayment of factoring line	(20,000)	(36,900)
Proceeds from factoring line	—	152,436

Net Cash Provided (Used) by Financing Activities	(11,093)	115,536

NET INCREASE IN CASH	12,639	16,703
CASH AT BEGINNING OF PERIOD	89	23

CASH AT END OF PERIOD	$12,728	$16,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest		—
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:
Recapitalization	$61,490	$—
Beneficial conversion feature	$37,500	$—

The accompanying notes are an integral part of these condensed financial statements.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

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

GROVEWARE TECHNOLOGIES, LTD.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

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

Accounts Receivable

The Company’s accounts receivable are presented net of the allowance for estimated doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $59,356 and $5,553 at September 30, 2012 and December 31, 2011, respectively.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2012 and December 31, 2011, the Company did not have any potentially dilutive shares.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

NOTE 4 – RELATED-PARTY PAYABLES

Accounts Payable – At September 30, 2012 and December 31, 2011 the Company had trade accounts payable due to related parties in the amount of $128,590 and $60,000, respectively.

Royalties Payable - The Company accrues a royalty equal to 20% of net revenues for the license of its technology. This royalty is due to a related party. Total royalties payable to related parties at September 30, 2012 and December 31, 2011 was $86,379 and $53,888, respectively.

Other Payables - Since its inception in 2008 the Company has transacted a significant amount of business with various closely related-party entities, whereby expenses were paid on behalf of the Company, cash was transferred to the Company, services were provided for the Company, and various other resources were provided to the Company. These transactions have been recorded as related-party payables. During the nine-month period ended September 30, 2012, the Company had $240,155 in expenses paid on its behalf by a related party, received $28,818 in cash from related parties, and made payments to related parties totaling $169,911. The outstanding balances of related-party payables totaled $192,032 and $92,970 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

$150,000 Convertible Note

On July 27, 2012 the Company borrowed $150,000 from an unrelated third party entity in the form of a convertible note, The note bears interest at a rate of 10.0 percent per annum, with principal and interest due in full on July 27, 2015.  Accrued interest payable on the note totaled $2,671 at September 30, 2012.

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 20 percent below the market price on the date of conversion.  The market price is defined as the average of the lowest three trading prices for the common stock during the five-day period on the most recent complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of September 30, 2012 the Company had amortized $3,288 of the debt discount to interest expense, leaving $34,212 in unamortized debt discount at September 30, 2012.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

NOTE 6 – COMMON STOCK

On April 6, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 21,500,000 (post-split) shares of the Company’s common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare. Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), the Company transferred all of its pre-merger assets and liabilities (the “Split-Off”) to its former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,600,000 pre-split shares of the Company’s common stock and the cancellation of related party loans in the amount of $39,154.

NOTE 7 – SIGNIFICANT EVENTS

Amendments to Articles of Incorporation

On May 14, 2012, with the unanimous consent of the board of directors, the Company changed its fiscal year-end from April 30 to December 31, the fiscal year-end of GroveWare Technologies Ltd., the company acquired by reverse merger on April 6, 2012. In addition, on May 14, 2012 a majority shareholder and the board of directors approved an amendment to the Articles of Incorporation for the purpose of changing the Company’s name to “GroveWare Technologies Ltd.” and to increase the total authorized shares from 100,000,000 to 500,000,000 shares.

Fifty-for-One Stock-Split

Concurrently with the name change and increase in authorized stock described above, the board of directors approved a forward split of the Company’s common stock whereby each shareholder was issued fifty shares of common stock in exchange for each share of their currently issued common stock. All references to common stock in the accompanying financial statements and footnotes have been retroactively restated so as to incorporate the effect of this stock-split transaction.

One-for-Five Reverse Stock-Split

On September 28, 2012, the Company’s board of directors resolved to decrease the number of authorized shares of common stock, par value $0.001, from 450,000,000 to 50,000,000. Correspondingly, the Company’s board of directors affirmed a reverse-split of the Company’s common stock on a one-share-for-five-shares basis in which each shareholder was issued one share of common stock in exchange for five shares of their currently issued common stock. Immediately prior to this reverse-split transaction the Company had 307,500,000 shares of common stock issued and outstanding. Immediately after the reverse-split transaction the Company had 61,500,000 shares of common stock issued and outstanding. All references to common stock in the accompanying financial statements and footnotes have been retroactively restated so as to incorporate the effect of this stock-split transaction.

GROVEWARE TECHNOLOGIES, LTD.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

NOTE 7 – SIGNIFICANT EVENTS (Continued)

Designation of Class A Convertible Preferred Stock

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

NOTE 8 – SUBSEQUENT EVENTS

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

Over the past six months, and by working closely with its channel partners, most specifically, Verizon Wireless (VZ), GroveWare has enjoyed tremendous success in over two dozen pilot projects with several federal, state and local government departments and agencies and a wide selection of large and small businesses in the construction, property management, logistics, engineering, education, healthcare and transportation sectors. Virtually all of these pilots are now progressing to full deployment and management is confident that it will be able to convert these projects into a significant stream of revenue during the Q4 of this year and in 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

We generated $87,370 in revenues for the three months ended September 30, 2012, as compared with $100,140 for the three months ended September 30, 2011. We generated $158,459 in revenues for the nine months ended September 30, 2012, as compared with $117,570 for the nine months ended September 30, 2011.

Our revenues for all periods resulted primarily from the provision of professional services and user subscriptions to smaller enterprises and from proof-of-concept and trial installations with several state and federal government agencies.

As the company more fully implements its sales and marketing plan during the first half of 2013, we expect that our business model will generate revenue from four primary sources:

1. License Sales - eXFORMA BPM Server and MTM Server license as well as per seat licenses for MobiTask, eXFORMA and MTM.

License fees are expected to be generated from traditional, paid-up software licenses primarily sold as a result of referral from non-carrier partners and from leads generated by our inside sales team. Software license fee revenue is projected to grow from $25,000 in 2012 to $390,000 by 2015. The average enterprise software license fee for eXFORMA is $49,000 per server installation. MTM is sold as a combination server component and per user license. The average server cost is $8,000 per implementation and $120-$150 perpetual license per MobiTask seat.

2. License Subscription Sales – Primarily through the carrier channel, annual and multi-year subscriptions provide us with recurring revenue based on a monthly per user fee.

During the next twelve months, the U.S. outbound Business Development Managers will primarily support and develop leads initiated or referred through the carrier relationship, initially Verizon Wireless, but anticipated to expand to the other major U.S. carriers and wireless hardware providers. Monthly software license fees are targeted at $19.99 to $24.99 per user based on a two year subscription. We are currently negotiating with Verizon to have these fees collected by the carrier together with its other wireless charges and remitted to us monthly en masse. Initially, we expect monthly subscription sales to be minimal, with the hope of $2,000 monthly by the end of Q4 of 2013.

Gross revenues from carrier channel subscription sales are projected to grow rapidly to $2.6 million in 2013 and increasing to in excess of $11.4 million by 2015. Management believes that these numbers are very conservative given the size of the carriers’ enterprise customer base and the overall market potential.

3. Support Fees - Annual recurring revenue from maintenance, subscription fees, seat upgrades and product support services.

Recurring revenue is expected to be generated from annual technical support and maintenance fees (including seat upgrade fees) and service fees. Recurring revenue from these sources is projected to grow from $15,000 in 2012 to slightly less than $80,000 by 2015. Technical Support and Maintenance fees will apply to the traditional paid-up licenses, calculated at a rate of 20% of the license fees. The subscription fees will apply to the hosted model and will be earned based on the number of seats. Over the course of time it is expected that customers will increase the number of end-users (seats) within their organizations, purchasing incremental subscriptions or seat licenses.

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

Professional Service revenue is expected to increase commensurate with software sales growing from $105,000 in 2012 to in excess of $7.6 million by 2015. We consider service delivery to be an important component to our success and with every success we will be adding a new stream of future revenue as clients consider expanding the use of the technology to other areas of their organizations.

Management anticipates total revenues of $265,000 in 2012 and with successful funding initiatives and sound execution of our business plan, these revenues will increase to $19.4 million by 2015.

Revenue Mix

During 2012, we expect that 52.8% of revenue will be generated through direct sales, technical support and professional services billings, while 47.2% of revenue will result from subscription sales primarily through the Verizon partnership. By the end of 2015, carrier-based subscription sales as a percentage of total revenue are projected to level out to the 60% range.

Expenses

We incurred $191,103 in operating expenses for the three months ended September 30, 2012, as compared with operating expenses of $208,271 for the three months ended September 30, 2011. Our general and administrative expenses were $160,307 for the three months ended September 30, 2012, as compared with general and administrative expenses of $156,529 for the three months ended September 30, 2011.

We incurred $454,896 in operating expenses for the nine months ended September 30, 2012, as compared with operating expenses of $317,790 for the nine months ended September 30, 2011. Our general and administrative expenses were $394,676 for the nine months ended September 30, 2012, as compared with general and administrative expenses of $234,105 for the nine months ended September 30, 2011.

We incurred $21,504 in interest expenses for the three months ended September 30, 2012, as compared with $44,179 for the three months ended September 30, 2011. We incurred $62,553 in interest expenses for the nine months ended September 30, 2012, as compared with $44,291 for the nine months ended September 30, 2011.

As a result of our channel partner distribution strategy, the business model is highly leveraged. Therefore, we expect to maintain a low level of fixed corporate overhead leading to projections of breakeven profitability beginning in Q2 - 2013.

Cost of Service/Sales

The cost of service/sales expense is associated with delivery of a sales unit, including direct labor cost associated with the delivery of implementation and consulting services provided directly to end-users or to distribution partners and sales commissions. The cost of service/sales is projected to be approximately 6% of total revenue.

Sales and Marketing

Sales and marketing expenses include the costs to market products and to manage and support the channel partners and direct sales team. Initially in 2012, this includes staffing to recruit distribution partners. Subsequently, staffing grows to provide adequate support, service and account management services. Sales and marketing expenses also include expenses to recruit distribution partners as well as costs for product promotion. Sales and marketing expenses, exclusive of commissions, are expected to be approximately 29% of total revenue in 2012 but declining to 7.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

We expect that sales staff at the end of Q1 - 2013 will include only the newly-engaged VP of Sales, three regional sales reps (focused on the Verizon relationship) for the Northeast, Western and Central U.S. one inside sales rep and one sales support person, the latter two both based in Toronto. We further expect the sales roster to expand to eight by the end of 2013 and the complement will be adjusted gradually as dictated by revenue growth.

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

General and Administrative (G&A)

The general and administrative costs represent the labor expense of corporate support staff of both fixed and semi-variable natures, which will increase with additional product sales. G&A also includes other items such as recruitment and insurance costs associated with our growth. General and administrative expenses are projected to be approximately 49% of total revenue in 2012 but again declining rapidly to 6.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

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

Earnings

We had a net loss of $83,325 for the three months ended September 30, 2012, as compared with a net loss of $152,310 for the three months ended September 30, 2011. We had a net loss of $358,990 for the nine months ended September 30, 2012, as compared with a net loss of $244,511 for the nine months ended September 30, 2011.

As with most enterprise software sales, gross margins are very attractive at 72%. We expect that EBITDA margins will be negative through the end of 2012, but are projected to increase from 28.4% in 2013 to a very favorable 57% by 2015. We further expect net earnings before taxes will increase from a loss of $360,000 in 2012 to a pre-tax profit of over $10.7 million by 2015, primarily because of increasing sales over moderating expense levels.

The break-even monthly sales level of $350,000 are forecast for Q1 of 2013 with cash flows becoming positive at sales levels of less than $400,000, expected to be achieved in early Q2 of 2013.

We are projecting a pre-tax loss in 2012 because of the late Q4 closing of the company’s re-financing and the subsequent ramp of sales activity with a rapid increase of pre-tax earnings in 2013 and 2014 to $1.4 million and $6.4 million respectively.

An assumed moderate 25% growth rate in 2015 and 2016 may result in projected recognized revenues of $19.4 and $23.4 million with pre-tax earnings of $10.7 and $13.7 million, respectively.

Liquidity and Capital Resources

We had $72,084 in current assets and $850,669 in current liabilities as of September 30, 2012. We therefore had a working capital deficit of $778,585.

Operating activities provided $23,732 for the nine months ended September 30, 2012. Our net loss of $358,990 and accounts receivable of $53,803 accounted for our negative operating cash flow, offset primarily by company expenses paid by related parties in the amount of $240,155, related party accounts payable of $68,590, interest on notes payable of $57,194, and related party royalties payable of $32,491.

Operating activities used $11,093 the nine months ended September 30, 2012. We received proceeds of $28,818 from related parties and proceeds of $150,000 from convertible debt, but made repayments of $169,911 for related party payables and $20,000 for a factoring line, which accounted for our negative financing activity.

Loans and Debt Service

We have no existing bank debt. At September 30, 2012, $243,742 was owed to a factoring company. We are currently seeking an investment of a minimum of $2,000,000 either in the form of subordinated debt or through the issue of common or preferred equity.

Capital Requirements: 2012-2013

We are seeking to raise an additional $2.0 - $5.0 million in capital. Management is currently in discussions with several potential funding sources and is optimistic that a transaction can be concluded prior to the end of Q4 2012.

Operating expenses before interest is expected to gradually increase, based on the sales growth and related support requirements, to approximately $ 325,000 per month by the end of Q2 2013. Initial pro forma profits beginning in Q1 2013 and cash flow breakeven occurs in Q2 2013.

The proceeds of our capital raise will be used primarily to fund additional market development, sales & marketing & services staffing, product enhancement and new development, receivable funding, G&A and to reduce debt obligations.

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

Cancellation of Shares

On August 2, 2012, in a Current Report on Form 8-K, we reported the issuance of 4,500,000 shares of common stock and an option to purchase 1,000,000 shares of Class A Convertible Preferred Stock to our officers and directors. These shares have been cancelled and returned to treasury.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Exclusive Master License Agreement, dated December 31, 2009(1)
10.2	Factoring and Security Agreement, dated October 21, 2010(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30 , 2012 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on April 10, 2012

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GroveWare Technologies Ltd.

Date:	December 6, 2012

By: /s/ Hrair Achkarian Hrair Achkarian Title: Chief Executive Officer

