Form 10-K
period 2012-12-31
GroveWare Technologies Ltd.
filed 2013-04-16
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-54760

GroveWare Technologies Ltd.
(Exact name of registrant as specified in its charter)
Nevada	45-5273385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1006 - 20 Eglinton Ave. W. Toronto, Ontario, Canada	M4R 1K8
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (416) 644-5111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Unavailable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 61,500,000 common shares as of April 16, 2013

2

PART I

Item 1. Business

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

3

In 2012, Groveware’s relationship with its channel partner VerizonWireless (VZ) grew substantially, and the two companies collaborated closely to acquire new customers. By year end 2012, there were more than 50 new pilot projects in the works, and over 20 new customers were fully deployed using MobiTask. Groveware currently has solutions for clients in construction vertical, such as HVAC service companies, electrical contractors, general contractors, pipeline construction, environmental services, property management, and manufacturing and professional services. The public sector is quickly becoming an important vertical for Groveware. MobiTask solutions for federal, state, and local authorities such as law enforcement, inspection, investigation, and emergency response are adding new sources of revenue for the company. These new sources of clientele are expected to bring significant revenue to our company for 2013.

GroveWare’s Products

Responding to the growing demand for such solutions, we have developed unique technologies with a simple mission: to become best of the breed in enterprise-level mobile computing by developing a solution that provides a device-agnostic, robust data-transfer engine with a simplified end-user experience. From this mission, our flagship product, the MobiTask™ solution has emerged. All the complexity usually associated with business process management products has been hidden away and replaced with a powerful web-based, wireless and feature-rich front-end which easily deploys sophisticated data capture forms, management, automation, and reporting applications.

Our customers and channel partners confirm that MobiTask™ is a “best of breed” application in Mobile Business Process automation marketplace. Our core technology is based on automating paper-based business processes and converting them to a fully-electronic solution using its core BPM Suite for Smart Forms and workflow technologies that allow our customers to quickly and cost-effectively implement a mobile solution in an unprecedented period of time. Full mobile solutions that previously required months and vast amounts of IT resources and cost to implement are now deployed in a matter of weeks at a fraction of the cost.

Our products offer the ease of use and simplicity which should be associated with all enterprise solutions. The products can help any enterprise with their data collection and business process management needs using advanced web, mobile, and wireless technologies. Our exciting line of software products and solutions appeal to many organizations because of the cost and time savings generated from automating manual processes. All the products are standards-based and designed to integrate within any enterprise environment with ease. This inter-operability ensures longevity and compatibility with both past and future infrastructure investments. Additionally, all of our products interact with each other in order to provide a complete and highly-secure, web, mobile, and wireless environment which can be used to automate every function of an organization while being managed with minimal IT resources.

Our products include:

  MobiTask™ is a mobile client application for all smartphones and tablets and has been built to extend workflow tasks from most enterprise applications to smartphones and tablets;

  eXFORMA BPM Suite™ is a business process automation tool for automating paper-based business processes and creating online, electronic web-based forms and workflow; and

Together, these technologies have been combined into a highly versatile, secure, robust and simple to install and integrate solution that makes the mobile employee more task-efficient, MobiTask™.

1.	eXFORMA BPM Suite: At the core of our success is the eXFORMA application suite, a revolutionary enterprise platform for creating XML-driven dynamic electronic forms, advanced workflow, schedules, and reports for rapid web application development. These intelligent, dynamic e-forms require no programming and can be configured quickly and easily, drastically lowering the cost of automating complex business processes and empowering enterprises to quickly and easily capture and process data accurately in real-time over the web, on mobile tablets, and/or on BlackBerry®, iOS®, Android™ and Windows Mobile™ devices.
4

eXFORMA is built on a foundation of open standards such as XML and J2EE, making it easy for customers to integrate it quickly into their existing infrastructure. This is why all our solutions are built based on core eXFORMA technology. It makes it easy for compatibility with other enterprise software such as PeopleSoft, SharePoint, Kronos, Oracle e-Business Suite, SAP, and more.

Using the power of dynamic web-based forms with integrated workflow, new web-based business processes can be implemented quickly and cost-effectively. Our customers are able to create active documents which capture information more efficiently, feed legacy systems, and improve communications and collaboration throughout their organization.

Our solutions make it possible for non-IT users to easily create intelligent web-based forms because we eliminate the need for programming. Our software looks after all of the scripting and building of the database and interfaces for the user automatically. Users can now automate new business processes in a fraction of the time and cost when compared to traditional approaches.

We are committed to helping our customers achieve their business objectives. We have built our business one client at a time and we understand that in order to be successful we must form strong partnerships with our clients. We are committed to being a great partner to our customers and to being a market leader in our industry.

2.	MobiTask™ is the only wireless client application compliant with all smartphones and tablets including: iPhone®, iPad®, BlackBerry®, BlackBerry® Playbook™, Samsung Galaxy®, Motorola Xoom™, Windows Mobile™, and Tablet PCs. MobiTask™ mobilizes employee tasks in the field and connects them wirelessly directly to the organization’s enterprise applications. MobiTask™ allows organizations to rapidly deploy mobile solutions for workers on the go. MobiTask™ provides the convenience of using DYNAMIC e-FORMS to collect field data, manage workflow tasks wirelessly, store documents locally and integrates seamlessly with most ERP systems and back-end databases.

MobiTask™ is a one-of-a-kind data and task management, and process automation solution. MobiTask™ provides a unified platform on the smartphone or tablet for extending workflow tasks from multiple enterprise software applications (ERP systems) to a single mobile client application (MobiTask™).

MobiTask™ operates from a Unified Mobile Dashboard, with bi-directional communication, allowing field employees to complete, or initiate workflow tasks, and capture field data using dynamic electronic forms and incorporating device capabilities including signature capture, photographs, bar code scanning, and GPS time and geolocation data. MobiTask™ is fast and works both within and outside areas covered by wireless signals. The use of mobile tablet devices is expanding exponentially as enterprise and government discover the uses of the MobiTask™ platform for data gathering, site inspection, and remote reporting applications.

The unique design of the MobiTask™ application allows a wireless user “Single Sign-On” access to view, initiate and approve workflow tasks from multiple, different enterprise applications simultaneously. For example, a manager can HR tasks such as “Time and Attendance” and payroll approvals originating from Kronos, as well as expense, procurement or sales/order tasks originating from a separate financial system such as Oracle eBusiness all from the same screen. A user can also initiate new tasks such as service requests, time stamps and time sheets or download company brochures, price lists, etc. from SharePoint, populate site inspections reports, customer service reports, inventory status reports, etc. using the same sign-on from the same device, all within a highly application fully integrated with the organizations back-end systems and with the highest degree of data integrity and enterprise-level security.

3.	eXFORMA Mobile is the portable version of the eXFORMA BPM Suite. Built for laptops and tablet PCs, this product is a complete mobile data collection and field-work solution. This fully equipped platform integrates seamlessly with eXFORMA web-based users, and its secure storage and live real-time communication capabilities means that mobile users will always have the most accurate and up-to-date information at their disposal.
5

It is this real-time connectivity of eXFORMA BPM Suite that gives this mobile product its edge. E-forms and workflow processes modeled on eXFORMA are fully integrated with the mobile worker’s tablet PC application, allowing them to complete tasks from anywhere as if they were in the office. With this level of integration, a change done by a web-based user from the office will affect the mobile worker instantly, and managers back at the office can print real-time, up-to-the-minute reports to see exactly the status of the mobile employee.

eXFORMA Mobile has offline or online capabilities, and the ability to update data remotely, automatically eliminating the downtime and cost of bringing workers in from the field. It makes data collection from the field efficient, easy and cost effective. Like all of the Company’s products, this incredible mobile platform truly supports a unified environment for fully integrated information management.

eXFORMA Mobile is a very powerful mobile tool for businesses who wish to increase their field employee’s productivity. eXFORMA Mobile is user friendly and allows for a seamless transition from paper to digital field data collection. The ease of use and incredible GroveWare technology behind this product make it one of the top mobile data collection solutions available on the market today for any organization.

Sales and Marketing – GroveWare’s Channel Partner Strategy

We have recently been through a transformation, evolving from a focus on technology development to an orientation as a sales and marketing organization, and beginning the monetization of years and millions of dollars committed to research and development. We have streamlined our operations with a focus on efficiency and profitability, while positioning our company with the expertise and technological capabilities to exploit the burgeoning market potential. We have realigned our marketing strategy to focus primarily on MobiTask™ and the delivery of the solution to large and mid-market enterprise clients and to the government, institutional and healthcare sectors.

We, through the auspices of an affiliate, are a vendor of IT services to the United States government under Schedule IT-70 of the US General Services Administration (GSA# GS 35F-0642V). This greatly facilitates the purchase capability of federal, state and local government by eliminating the need for product certification and public tender.

Additionally, we have joined ranks with Verizon Wireless (www.verizonwireless.com) as a Business Solutions Alliance Partner receiving the certification and endorsement of Verizon to its nationwide enterprise customer base. Verizon’s enterprise sales organization intends to use the GroveWare solution to encourage greater wireless enterprise usage and expansion of its wireless sales opportunities. Our management believes that, primarily through the active promotion by the over 5,000 strong Verizon sales and technical sales organization, its MobiTask™ subscription sales will expand rapidly through this carrier channel to almost 50,000 per year by 2015.

We also enjoy the support of some of the largest hardware and enterprise software providers. Our company is a Research in Motion® Technology Partner, an authorized Apple iOS®, Android™ and Windows Mobile™ developer, and has ongoing partnerships with HP™, Oracle®, Kronos©, Samsung® amongst other leaders in the mobility and enterprise space.

With these strategic partnerships, management believes that we are positioned for significant revenue growth. The strategy behind this approach is to leverage off of each partners’ market leadership. Apple® is the largest single tablet device manufacturer in the world. iPad® is dominating the tablet market and leading the charge into the enterprise use of these devices. Samsung is the largest consumer electronics company in the world with the largest global share of Android-based smartphone and tablet sales. RIM is still the world leader in enterprise, Smartphone technology. Oracle is the largest software company in the world and Verizon is America’s largest wireless telecommunications carrier. As a channel partner with all of these companies, GroveWare is extremely well situated to rapidly expand its presence in the mobile enterprise marketplace.

We, both directly utilizing our own sales organization, and indirectly through the Verizon carrier channel, aim to target Verizon’s current clients and future prospects. By targeting specific companies which are common Verizon clients of Oracle®, Microsoft®, RIM® and/or Apple®, we believe we can leverage current client investments and promote greater customer productivity and return on investment through the use of MobiTask™.

We have spent the last two years developing and perfecting the MobiTask™ and eXFORMA products which combine to create a market-leading enterprise-based mobile platform. We are now bringing our application to a very receptive market and need capital to support the rapid growth in sales expected to materialize with the combined efforts of our growing in-house sales and support organization, and the new business referrals being produced by Verizon and others.

To support this revenue expansion and to continue to enhance and develop its product offerings, we will need to raise capital, and intend to explore various alternatives to secure a minimum investment of $2,000,000 (maximum $5,000,000) in the form of subordinate debt or equity financing.

GroveWare’s Market Opportunity

The age of Information Technology had promised to bring about an era of paperless, virtual offices. Yet today most businesses and government agencies continue to be burdened by the inefficiency of paper -based processes. These archaic, manual transactions still exist in spite of a myriad of information technologies, chaining professionals to their desks in fear of failing to deliver on critical business needs/decisions within an acceptable amount of time. The continued reliance on paper and desk-bound activity resulted largely from the challenges associated with remote connectivity to the enterprise (i.e. the need for expensive laptop computers, a reliable internet connection and sophisticated VPN connectivity just to access and manage the most basic of enterprise functions).

The convergence of the Internet, tablet computing and wireless smartphones and tablets will greatly enhance the growth and productivity of the world’s mobile workforce. These mobile workers, electronically-linked to their offices by cell phones, laptops, and handheld devices, (and now with the additional emergence of wireless tablets such and the iPad®, Playbook™, Galaxy® etc.), now comprise over 40% of the knowledge workforce. They are on the road, working closer to the customer, and telecommuting from home and all other points between the corporate office and the client environment. They are high-value employees, yet their time-productivity is often still minimized as they are forced to return to their offices to complete routine tasks such as signing off on documentation, approving tasks and collecting and transferring important business information.

There is clearly a business need to effectively and efficiently manage and support the mobile workforce. Specifically, there is a need to provide workforce management capabilities to all workers, regardless of their location or environment. Yet IT resources and budgets are already stretched as companies try to deliver more with less. Solutions must leverage existing infrastructure to support an increasingly diverse workforce. GroveWare’s products provide a ready, timely and cost-effective response to these needs.

While working in the field is nothing new, according to both International Data Corp. and AT&T, the North American workforce today includes more than 60 million mobile workers. That number is projected to grow with an annual 10-15% increase as telecommuting options evolve with the explosive growth rate in the use of smartphones and other wireless devices.

Businesses of all sizes are looking to mobile technology to boost productivity. A survey by the Advanced Technology Alliance revealed 65% of businesses believe mobile technology can help them to better compete and 55% are looking to mobile solutions in key departments or across the entire organizations. Organizations are recognizing the importance of mobile technology in delivering business value, increasing operational efficiency and cutting costs.

Our market research and intelligence from Kronos, Oracle, RIM and Verizon sales representatives reveal that millions of organizations are looking for the same thing: a more efficient, secure and cost-effective way to process their workforce management tasks for mobile workers. It is a common trend that crosses the boundaries of industry sectors and extends to government, healthcare, non-for-profit institutions. An increasingly mobile workforce requires increasingly-sophisticated and robust mobile solutions. These organizations are ready to make such an investment because the resulting cost/time efficiencies produce an attractive return on investment and assist productivity gains during a period of time complicated by budget cuts and staff reductions.

We have already established partner relationships with major North American carriers and major hardware manufacturers. These relationships are critical for jump-starting the selling of wireless-based business solutions through these carriers. Currently, we are working with national and regional sales teams in the USA, particularly focused with Verizon Wireless’ four area data solution teams. The first phase was started during 2011 with our training the Advance Solution Architects within Verizon.

We saw significant progress in training VerizonWireless sales teams. Our commitment to our channel partner to train their sale teams awarded Groveware a strategic position with VerizonWireless. We were able to reach out to over 1,000 sales executive over 2012 with our in-person and online training. These efforts are expected to be doubled in 2013, with more effective training tools and techniques. We are in process to re-launch Groveware solution with each vertical, complete with vertical focus solutions, enhanced marketing materials, web presences, and daily social media feed targeting the sales teams and customers.

Targeting B2B Verticals:

We will be recruiting and deploying a roster of sales consultants to market our software products and professional services and to provide support to our carrier and hardware partners’ B2B sales teams and the marketing initiatives in various business verticals. We will assist in delivering the MobiTask™ business solution. Our solution is a “horizontal play,” designed to be adaptable for all industry sectors, and sophisticated enough to be quickly customizable at a very low cost.

The following verticals are currently being served with fully-implemented solutions or have deployed test and trial initiatives:

•	Enterprise: Field Force automation
•	SMB (small and medium enterprises) for field force automation
•	Federal and state government departments for inspections, licensing, surveys, investigative functions
•	Education
•	Health Care
•	Armed forces
•	Construction - HVAC service, electrical, plumbing, and sub-contractors
•	Insurance
•	Financial
•	Professional Services
•	Services industries
•	Transportation

Our objective is to use our wireless technology leadership to distinguish our company amongst other business software technology providers. We are actively looking to leverage our infrastructure to deliver unique productivity solutions and to promote itself to business clients, large and small, and to any organization looking for ways to leverage their existing technology investments and to deliver business value by way of increased productivity and profitability. MobiTask™ is a unique solution that appeals to all types of commercial and institutional clients. Our ability to provide access to mission critical enterprise applications from anywhere, anytime, from any mobile device has quickly becoming a critical, and distinctive, business advantage. Customers are rapidly recognizing the productivity potential of such a solution and are finally and aggressively adopting a more coordinated and comprehensive mobile strategy.

Our valued channel partner, Verizon Wireless, has already delivered dozens of key introductions to many of their major clients. Over the past few months, we have commenced an association with a very large number of clients and potential clients implementing both production and trial solutions. GroveWare and Verizon Wireless are currently co-operating with over 100 new client initiatives including potential customers ranging from small plumbing and HVAC contractors to the U.S. Army and the U.S. Department of Agriculture. GroveWare’s initial introduction to Verizon Wireless was orchestrated by Research in Motion (BlackBerry®) and this partnership has rapidly developed to the level that Verizon now represents the most significant component of GroveWare’s near-term “go-to-market” strategy (as more-fully described below).

GroveWare’s Partner Strategy

As noted above, “Channel Partnering” is an essential aspect of our “Go-to-Market” success strategy. We partner with technology companies to ensure that our products are fully compliant with and take advantage of the best hardware features available in the market. We partner with telecom carriers to ensure that our market reach extends into every vertical, is well-designed, and well-executed. We partner with implementation specialists to ensure that our solutions are tailored to meet the needs of our clients and those of our partners. We partner with customers to deliver the best possible product and support to their business processes.

The GroveWare “Open Alliance Program” is our framework for managing relationships with technology companies, carriers and implementation partners. It uses industry best practices to build partnerships that deliver predictable support across a wide range of opportunities – and establishes a basis for long term mutual success for itself and all partners.

In today’s Smartphone & Tablet marketplace, mobile solutions, especially those targeted to enterprise customers are the product of collaboration across many different types of companies. Providers of platform technologies (i.e. operating systems such as Apple’s iOS®, Android™, Windows™, QNX® ), Smartphone and tablet manufacturers such as Apple®, Samsung®, BlackBerry®, Microsoft®, Motorola™, Fujitsu©, Panasonic© and carriers like Verizon Wireless, ATT and Sprint, are each service providers that help customers to deploy technology addressing business requirements, and finally, companies like GroveWare that design and deploy the unique software that links all these providers together, thus delivering a meaningful value proposition to the end user.

The GroveWare Open Alliance Program is designed to address the present B2B market reality. Our Company program reaches out to different types of technology companies, hardware manufacturers, carriers and implementation partners to enable them to partner seamlessly with GroveWare and with each other. This ensures that we work concurrently and cohesively to meet the needs of the customer.

With our partners, we are looking to establish and maintain the market reach, domain expertise, technological and business innovation and cost efficiencies that only leveraging strong partnerships can provide. We are committed to attracting and managing the right relationships with technology and service firms in a structure that creates a long-term and mutually-profitable relationship. We have partnered with Verizon Wireless, and multiple key hardware vendors to provide integrated solutions to each client.

These relationships provide us with access to a larger client base and increase the market exposure of our technology. In exchange, we provide the technology and applications that partners can use to deliver complete enterprise solutions to their clients. The use of MobiTask™, for example, provides Verizon the ability to offer a full-scale wireless solution to their clients that they would otherwise not be able to provide which, in turn, increases Verizon’s competitive position and drives revenues.

The benefits of a partnership with GroveWare to current and future partners include:

  With MobiTask™, partners can expand their customer footprint by offering software, services and solutions in the rapidly growing web-based and wireless business automation market;

  With MobiTask™, partners can expand their customer footprint by offering solutions in the mobile and wireless markets;

  With MobiTask™, partners provide high-speed, high-profit, high-value solutions for faster billing schedules, improved customer satisfaction and higher margins, especially on fixed-price solutions;

  MobiTask™ offers the advantage of rapid prototyping demo solutions with testing and prototype deployed in days, not months, for a fraction of the cost;

  MobiTask™ minimizes the effort to integrate disparate technologies by using a single platform with a “No Assembly Required” approach – fewer moving parts and no vendor conflicts;
9

  Partners can engage our broader talent base to deliver high-value, high-margin services/solutions;

  Our partners grow intellectual capital on vertical solutions by accessing reusable application components that can be easily modified and re-packaged for other clients;

  Our partners are able to demonstrate to their clients, knowledge leadership in the area of web-based and wireless BPM automation; and

  Our partners provide their customers with market-leading wireless access to backend applications for clients with highly mobile workforce.

The benefits of a partnership to us include:

  Expansion of our market coverage through various partners in different geographies and business verticals;

  Leverage of our partners’ domain expertise in specific industries to develop re-usable, re-marketable solutions on the MobiTask™ platform;

  Enables technology and business innovation to allow MobiTask™ to be the platform of choice to solve critical and valuable business problems; and

  Provides expansion of technological and business innovation opportunities that only partners can provide.

In order for MobiTask™ to reach the marketplace quickly and efficiently, we determined our need for high profile channel partners. Channel partners can move products to market faster and more cost-efficiently than we could ever achieve independently. Furthermore, each channel partner has the service, support and systems in place to ensure a high degree of customer satisfaction. However, to take advantage of these marketing channels, and to manage more than the existing channels, we require a significant additional investment in partner infrastructure (specifically, dedicated business development and sales/customer support staff) to make it expedient for partners to work with us.

We have identified 4 essential channel partner categories for our go-to-market strategy: (i) carrier partners; (ii) system integrators (iii) technology partners and (iv) hardware partners. Within each of these categories, we have developed, and are continuing to develop, strategic relationships with a variety of partners like Verizon Wireless, Apple®, RIM®, Samsung®, and Oracle®. In each of these relationships, our role will be to provide our core technologies i.e. eXFORMA BPM Suite, Mobile Task Manager and MobiTask™ as ‘Out-of-the Box” solutions that compliment each partner’s offerings and provides them with incremental revenue opportunities. RIM® does not sell to any of its client directly; all BlackBerry® devices are sold through carriers such as Verizon Wireless, ATT, Sprint, and 500 other carriers worldwide. Applications on smartphones are built and delivered by mobile solution ISV partners, either direct to clients, or through carrier partnerships. Our strategy to partner with telecommunications carriers is intended to take full advantage of the existing carrier relationship with its customers, by providing a unique mobile product that delivers a value-added solution to the catalogue of carrier data plans and applications.

Competition

In order to fully comprehend our competitive position, first we need to understand the market that we are competing in and the capabilities of competing players in that particular market. MobiTask provides a unified platform for e-forms, workflow, e-docs, and time and attendance (time sheets) applications on ALL smartphones and ALL tablets thus extending enterprise applications to mobile users via its eXFORMA server-side BPM Suite. In other words, we provide solutions both for the WEB via smart dynamic electronic forms that are instantly extendable to any wireless smartphone or tablets i.e. build once and deploy everywhere, to any device: iPhone®, iPad®, BlackBerry®, Playbook™, Android™, Galaxy®, Motorola, Windows Mobile™, and Tablet PCs.

The competitive landscape for our products and technologies is highly fragmented. There are many companies that support a single area of the business. For example, some specialize in web forms applications, other just workflow engines, while other competitors are platform-based. The latter includes major software and technology development companies, mobile software providers, and many more. There are many companies which provide custom-made solutions on their platform, and there are others that are focused on industry-specific verticals. There are many and diverse products in the market with a wide range of capabilities that can be used as platforms for building business process solutions, but are designed to be used only on an internal network or on the web. In this category of “build and deploy,” we compete with software publishers of electronic forms and workflow. The competition in electronic forms includes major players such as IBM (Filenet e-forms - just recently discontinued), Adobe (Adobe PDF forms server), Oracle Forms and Microsoft (Infopath) as well as many smaller players. In the workflow space market there are again many major players including Microsoft, IBM and BEA.

With our flagship MobiTask product, we encounter competition in two areas at the platform level, with companies such as Dexterra and Pyxis Mobile which have similar server platforms as GroveWare’s eXFORMA allowing connectivity to back-end applications with a wireless client application. As well, there are companies that provide only Mobile forms with limited capabilities. In these categories there are Pronto Forms, Canvas, Actsoft, Formotus. The key differentiating factor and competitive advantage we enjoy is that MobiTask is focused on solutions which are end-to-end with full and simple integration to ERP systems such as KRONOS, Oracle, SAP and PeopleSoft, or any proprietary ERP, and are capable of managing a limitless variety of workflow tasks, whether related to field level work management, HR functions, financial transactions etc.

A common theme throughout the industry, and amongst our competitors, is that a complete BPM solution is available only through the exhaustive and expensive building and assembling of many different components and modules, such as a separate studio to build electronic forms, a different application to build workflows, and then a web application to host and manage the BPM solution. Our eXFORMA BPM Suite, however, is an all-in-one platform and there is “no assembly required.” This differentiating factor drastically narrows the competitive field. That field is further reduced when we understand how simple and quickly eXFORMA’s can be integrated with the enterprise’s “back-end” or an existing ERP system. Our eXFORMA’s ability to integrate with any major ERP system makes the product best of the breed and highly competitive.

MobiTask is a one-of-a-kind data collection, workflow task management, and process automation solution. We have developed industry-specific solutions as well as vertical-specific solutions. Our solutions are highly desirable with government’s diverse need for mobilizing and automating all types of inspection, licensing and field data collection applications. In response to this need, our MobiTask application has significant competitive advantages since it is highly flexible, highly adaptable to all types of departmental or agency needs, and more importantly, is comparatively inexpensive and can be installed and operational within two or three weeks versus other custom made solutions that are very expensive and typically take many months, if not years, to develop and deploy.

In the construction industry, or in service industries such as HVAC, plumbing, electrical etc., we compete with industry-specific applications with specific task capabilities that may or may not have a mobility component. We provide customers a wide range of task solutions from a single application, which can operate on many different devices and can be easily customized to suit the specific needs of the client. We have a superior solution for delivering a mobile work order management solution with workflow, complete with a time and labor module, and e-docs.

Our solution also allows the customer to adapt their paper-based processes to a mobile environment, with the business process information captured in a real time transaction. Customers can leap forward from a paper-based business into twenty-first century business processes technology in a single step, thereby generating enormous operational and financial efficiencies. MobiTask provides a unified platform on the smartphone or tablet for extending workflow tasks from multiple client-side enterprise software applications on a single client interface. MobiTask users can execute tasks or initiate new ones simultaneously on any application such as Oracle® e-Business Suite™, PeopleSoft™, SharePoint™ and Kronos® Workforce Central™. Users can wirelessly clock-in/out, approve and initiate workflow tasks, or use dynamic e-Forms for inspections, licensing and data collection all from their smartphones.

With the massive market penetration of iPhone®, iPad®, Android™, and BlackBerry®, mobile applications are becoming much more prevalent. Businesses are starting to look for opportunities to leverage mobile investments and MobiTask is uniquely positioned in that it can provide an access level to any enterprise application leveraging not only corporate mobile investments but also ERP and other application investments as well. The dynamic ease of use and low operational costs, allow businesses to see near instant return on their investment.

Our channel partners and customers tell us that there is no other productive available with such a wide range of capability, flexibility, ease of installation and cost effectiveness. We will continue to invest into new research and development efforts to enhance technology that will strengthen our technical competency and competitive leadership.

Government Approval and Regulation

Our products are subject to government regulation in many areas, including user privacy, telecommunications, data protection, and more. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, and others will apply. Nonetheless, laws and regulations directly applicable to the Internet, communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and services and much more. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

Currently, we do not need government approval in connection with our products or services.

Employees

As of the date of this Annual Report, we have one full-time employee, Mr. Hrair Achkarian.

Corporate History

On April 6, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of our company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of our company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 21,500,000 shares of the our common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare. Each of us, GroveWare and Acquisition Sub provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement.

Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), we transferred all of our pre-Merger assets and liabilities (the “Split-Off”) to our former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,600,000 shares of our common stock and the cancellation of related party loans in the amount of $39,154.

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 1006 - 20 Eglinton Ave. W., Toronto, Ontario, Canada M4R 1K8. Our current leased facility is in its last year of a 5 year contract (expires December 31st 2013). We believe we will be looking to move from our current facility in 2014. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “GROV” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	1.20	0.23
September 30, 2012	0.26	0.26
June 30, 2012	n/a	n/a
March 31, 2012	n/a	n/a

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	n/a	n/a
September 30, 2011	n/a	n/a
June 30, 2011	n/a	n/a
March 31, 2011	n/a	n/a

On April 15, 2013, the last sales price per share of our common stock was $0.09.

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

Holders of Our Common Stock

As of April 16, 2013, we had 61,500,000 shares of our common stock issued and outstanding, held by 20 shareholders of record, not including those held in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.
14

Securities Authorized for Issuance under Equity Compensation Plans

On July 9, 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 33,000,000 incentive or non-qualified options to purchase our common stock. As of December 31, 2012, we have not issued any options under the Plan.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

We generated $140,418 in revenues for the year ended December 31, 2012, as compared with $109,024 for the year ended December 31, 2011.

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

License fees are expected to be generated from traditional, paid-up software licenses primarily sold as a result of referral from non-carrier partners and from leads generated by our inside sales team. Software license fee revenue is projected to grow from approximately $25,000 in 2012 to $390,000 by 2015. The average enterprise software license fee for eXFORMA is $49,000 per server installation. MTM is sold as a combination server component and per user license. The average server cost is $8,000 per implementation and $120-$150 perpetual license per MobiTask seat.

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

Recurring revenue is expected to be generated from annual technical support and maintenance fees (including seat upgrade fees) and service fees. Recurring revenue from these sources is projected to grow from approximately $15,000 in 2012 to slightly less than $80,000 by 2015. Technical Support and Maintenance fees will apply to the traditional paid-up licenses, calculated at a rate of 20% of the license fees. The subscription fees will apply to the hosted model and will be earned based on the number of seats. Over the course of time it is expected that customers will increase the number of end-users (seats) within their organizations, purchasing incremental subscriptions or seat licenses.

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

Professional Service revenue is expected to increase commensurate with software sales growing from approximately $105,000 in 2012 to in excess of $7.6 million by 2015. We consider service delivery to be an important component to our success and with every success we will be adding a new stream of future revenue as clients consider expanding the use of the technology to other areas of their organizations.

Management anticipates total revenues of approximately $1 million for 2013. This level of revenues, or perhaps slightly more, will be typical in subsequent years unless we are able to obtain financing. To achieve the revenue projections set forth above, we will need to raise additional capital in the range of $2 to $5 million. This money will be used for additional market development, sales and marketing, services staffing, product enhancement and development, receivable funding, G&A and to reduce debt obligations. With the benefit of these expenditures and the sound execution of our business plan, we believe our revenues will increase to $19.4 million by 2015.

Revenue Mix

During 2012, approximately 52.8% of revenue was generated through direct sales, technical support and professional services billings, while 47.2% of revenue resulted from subscription sales primarily through the Verizon partnership. By the end of 2015, carrier-based subscription sales as a percentage of total revenue are projected to level out to the 60% range.

Expenses

We incurred $754,800 in operating expenses for the year ended December 31, 2012, as compared with operating expenses of $437,847 for the year ended December 31, 2011. Our operating expenses increased in every category when comparing the years ended December 31, 2012 and 2011. Professional fees were $257,038 for the year ended December 31, 2012, as compared with $68,522 for the year ended December 31, 2011. Our rent expenses were $91,261 for the year ended December 31, 2012, as compared with $47,135 for the year ended December 31, 2011. Our general and administrative expenses were $406,501 for the year ended December 31, 2012, as compared with general and administrative expenses of $322,190 for the year ended December 31, 2011.

We incurred $287,075 in interest expenses for the year ended December 31, 2012, as compared with $66,977 for the year ended December 31, 2011.

Even though our channel partner distribution strategy will lighten our expenses going forward, we expect that our operating expenses will increase as we raise money, add sales representatives, and implement our business plan over the next 12 months.

Cost of Service/Sales

The cost of service/sales expense is associated with delivery of a sales unit, including direct labor cost associated with the delivery of implementation and consulting services provided directly to end-users or to distribution partners and sales commissions. In 2012, we have cost of services/sales at 62% of total revenue. Cost of sales were $87,981 and $67,594 for 2012 and 2011, respectively. The reason for the increase is due to the fact that the revenues increased in 2012 from 2011. When operations have reached our projected levels, our cost of service/sales is projected to be approximately 18% of total revenue. We hope to achieve this by the end of 2013.

Sales and Marketing

Sales and marketing expenses include the costs to market products and to manage and support the channel partners and direct sales team. Initially in 2012, this includes staffing to recruit distribution partners. Subsequently, staffing grows to provide adequate support, service and account management services. Sales and marketing expenses also include expenses to recruit distribution partners as well as costs for product promotion. Sales and marketing expenses, exclusive of commissions, are expected to be approximately 29% of total revenue in 2013 but declining to 7.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

Right now we do not have a sales team. We only have one full-time employee, Hrair Achkarian, our officer and director. We have five independent contractors that are working on customer development, implementation, and business analysis. With funding, we plan to add 3 sales representatives and a VP of Sales by the end of 2013. We hope to double our sales team by 2014.

Product Development, R&D and Technical Support

Product development expense primarily includes the costs of direct in-house labor associated with the staffing requirement for development, maintenance and upgrades of the software product. Product development expenses are expected to approximately average 21% of total revenue in 2013 but will rapidly decline to 5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

General and Administrative (G&A)

The general and administrative costs represent the labor expense of corporate support staff of both fixed and semi-variable natures, which will increase with additional product sales. G&A also includes other items such as recruitment and insurance costs associated with our growth. Although general and administrative expenses were 289% of revenues during 2012, they are projected to be approximately 49% of total revenue in 2013 but again declining rapidly to 6.5% by 2015 as revenue increases and more normative cost-efficiencies are experienced.

Royalties

We have acquired an exclusive license from GroveWare Technologies Inc. to market and support MobiTask, eXFORMA, eXFORMA BPM SUITE and MTM throughout the United States. We are also permitted under the license to further develop and improve these and other product offerings to U.S. customers.

As compensation for these exclusive marketing and development rights, there are currently accrued royalties equal to 20% of all revenue generated from the sale of the licensed products. The terms of the royalty arrangement are detailed in an Exclusive Software Master License Agreement executed between the parties on December 31, 2009.

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

Earnings

We had a net loss of $989,438 for the year ended December 31, 2012, as compared with a net loss of $461,000 for the year ended December 31, 2011.

We currently have a gross margin ratio of 37% at 2012. As with most enterprise software sales, mature entities often achieve gross margins ratios at around 72%. We hope to achieve that level by 2015. We expect that EBITDA margins will be negative through the end of 2013, but are projected to increase from 28.4% in 2013 to a very favorable 57% by 2015. We further expect net earnings before taxes will increase from a loss of $989,438 in 2012 to a pre-tax profit of over $10.7 million by 2015, primarily because of increasing sales over moderating expense levels.

The break-even sales level of $70,000 is forecast for Q1 of 2013 with cash flows becoming positive at sales levels of less than $100,000 expected to be achieved in Q2 of 2013.

An assumed moderate 25% growth rate in 2015 and 2016 may result in projected recognized revenues of $19.4 and $23.4 million with pre-tax earnings of $10.7 and $13.7 million, respectively.

Liquidity and Capital Resources

We had $29,243 in current assets and $1,438,276 in current liabilities as of December 31, 2012. We therefore had a working capital deficit of $1,409,033.

Operating activities used $220,709 for the year ended December 31, 2012. Our net loss of $989,438 was the primary source our negative operating cash flow, partially offset primarily by increases in accounts payable of $169,908, related party payables of $354,287, and related accrued interest of $170,124 ..

Financing activities provided $220,953 the year ended December 31, 2012. We received proceeds of $30,341 from related parties and proceeds of 150,000 from convertible debt, and proceeds of $71,188 from notes payable, but made repayments of $10,576 for related party payables and $20,000 on notes payable, which partially offset our positive cash flows from financing activities.

Subsequent to our year end, we sold convertible promissory notes in the aggregate principal amount of $80,000. The notes accrue interest at a rate of 8 percent per annum and are convertible into our common stock at 58 percent of the average of the lowest three trading prices in the ten days preceding the conversion date.

Loans and Debt Service

We have no existing bank debt. We are currently seeking an investment of a minimum of $2,000,000 either in the form of subordinated debt or through the issue of common or preferred equity.

Capital Requirements: 2013-2014

We are seeking to raise an additional $2.0 - $5.0 million in capital. Management is currently in discussions with several potential funding sources and is hopeful that a transaction can be concluded prior to the end of Q2 2013.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of December 31, 2012 and 2011;
F-3	Statements of Operations for the years ended December 31, 2012 and 2011;
F-4	Statement of Stockholders’ Equity as of December 31, 2012;
F-5	Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
F-6	Notes to Financial Statements.
20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GroveWare Technologies, Ltd.

We have audited the accompanying balance sheets of GroveWare Technologies, Ltd. (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of GroveWare Technologies, Ltd. as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013

GROVEWARE TECHNOLOGIES, LTD

Balance Sheets

ASSETS
	December 31, 2012	December 31, 2011
CURRENT ASSETS

Cash	$333	$89
Costs in excess of billings on uncompleted contracts	28,910	—
Accounts receivable, net	—	5,553
Other current assets	—	4,500

Total Current Assets	29,243	10,142

TOTAL ASSETS	$29,243	$10,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$262,578	$102,514
Accrued interest payable	237,101	66,977
Related-party payables	466,021	91,970
Deferred income	81,540	12,317
Royalty payable - related parties	82,400	53,888
Notes payable	190,759	139,571
Convertible debt , net of discount	117,877	—

Total Current Liabilities	1,438,276	467,237

Total Liabilities	1,438,276	467,237

STOCKHOLDERS' EQUITY DEFICIT
Preferred stock: 10,000,000 shares authorized, $0.001 par value, -0- shares issued and outstanding	—	—
Common stock: 90,000,000 shares authorized, $0.001 par value, 61,500,000 and 40,000,000 shares issued and outstanding, respectively	61,500	40,000
Additional paid-in capital	(24,000)	(40,000)
Accumulated deficit	(1,446,533)	(457,095)

Total Stockholders' Deficit	(1,409,033)	(457,095)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,243	$11,142

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD

Statements of Operations

	For the Years Ended December 31,
	2012	2011
REVENUES	$140,418	$109,024
COST OF SALES	87,981	67,594
GROSS MARGIN	52,437	41,430
OPERATING EXPENSES
Professional fees	257,038	68,522
Rent	91,261	47,135
General and administrative	406,501	322,190
Total Operating Expenses	754,800	437,847
LOSS FROM OPERATIONS	(702,363)	(396,417)
OTHER EXPENSES
Interest expense	(287,075)	(66,977)
Total Other Expenses	(287,075)	(66,977)
NET LOSS BEFORE TAXES	(989,438)	(463,394)
Income taxes	—	(2,394)
NET LOSS	$(989,438)	$(461,000)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	55,845,205	40,000,000

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD

Statements of Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	40,000,000	40,000	(40,000)	3,905	3,905
Net loss for the year ended December 31, 2011	—	—	—	(461,000)	(461,000)
Balance, December 31, 2011	40,000,000	$40,000	$(40,000)	$(457,095)	$(457,095)
Recapitalization	21,500,000	21,500	(21,500)	—	—
Beneficial conversion feature	—	—	37,500	—	37,500
Net loss for the year ended December 31, 2012	—	—	—	(989,438)	(989,438)
Balance, December 31, 2012	61,500,000	$61,500	$(24,000)	$(1,446,533)	$(1,409,033)

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(989,438)	$(461,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note	5,377	—
Bad debt expense	—	50,997
Changes to operating assets and liabilities:
Accounts receivable	58,550	32,447
Allowance for doubtful accounts	(52,997)	—
Capitalized project costs	(28,910)	—
Prepaid expenses	4,500	(5,500)
Related-party receivables	—	77,702
Accounts payable and accrued expenses	169,908	69,774
Accounts payable - related parties	354,287	138,000
Accrued interest	170,124	—
Sales tax payable	(9,845)	(2,394)
Royalties payable	28,512	—
Deferred income	69,223	557
Net Cash Used in Operating Activities	(220,709)	(99,417)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	71,188	136,383
Repayments of notes payable	(20,000)	—
Proceeds from convertible debt	150,000	—
Proceeds from related party payables	30,341	—
Repayments of related party payables	(10,576)	—
Repayment of factoring line	—	(36,900)
Net Cash Provided by Financing Activities	220,953	99,483
NET INCREASE IN CASH	244	66
CASH AT BEGINNING OF PERIOD	89	23
CASH AT END OF PERIOD	$333	$89
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—
NON-CASH FINANCING ACTIVITIES:
Factoring line payable converted into note payable	$—	$206,548
Factoring line payable assumed by related party	$—	$77,084
Recapitalization	$61,490	$—
Beneficial conversion feature	$37,500	$—

The accompanying notes are an integral part of these financial statements.

GROVEWARE TECHNOLOGIES, LTD

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GroveWare Technologies, Ltd. (the “Company”), a Delaware corporation, was formed on January 29, 2008. The Company is in the business of providing advanced workflow technology and mobile solutions for automating and mobilizing business processes at the enterprise level by outfitting clients with mobile applications for mainstream wireless operating systems used by smartphones and tablets. The Company realized its first revenues during the year ended December 31, 2011 and is accordingly is no longer classified as a development-stage company.

On April 6, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 21,500,000 (post-split) shares of the Company’s common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare. Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), the Company transferred all of its pre-merger assets and liabilities (the “Split-Off”) to its former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 56,000,000 pre-split shares of the Company’s common stock and the cancellation of related party loans in the amount of $39,154.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31 fiscal year-end.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Liquid investments and investments with original maturities of three months or less, when purchased, are classified as cash equivalents.

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

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $-0- and $5,553 at December 31, 2012 and December 31, 2011, respectively.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2012 and December 31, 2011, the Company did not have any potentially dilutive shares.

Revenue Recognition

The Company generated revenues beginning in 2010. The Company recognizes revenue from a sales contracts under the completed contract method of accounting, pursuant to ASC 605. Revenue from professional services and monthly licenses is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured.

Cost of Sales

Cost of sales is comprised primarily of the cost of direct labor costs. Costs incurred by the Company are recorded as costs in excess of billings on uncompleted contracts before the project’s revenue is recognized.

Fair Value of Instruments

The Company’s financial instruments as defined by ASC 820, “Disclosures about Fair Value of Financial Instruments,” include cash, advances to affiliates, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowing. All instruments other than investment in securities available-for-sale are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at December 31, 2012.

Advertising Expense

The Company expenses advertising costs when incurred. During the years ended December 31, 2012 and 2011 the Company incurred a total of $5,806 and $209, respectively.

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 2 – RELATED PARTY PAYABLES

Accounts Payable – At December 31, 2012 and 2011 the Company had trade accounts payable due to related parties in the amount of $466,021 and $91,970, respectively.

Royalties Payable - The Company accrues a royalty equal to 20% of net revenues for the license of its technology. This royalty is due to a related party. Total royalties payable to related parties at December 31, 2012 and 2011 was $82,400 and $53,888, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On July 27, 2012 the Company borrowed $150,000 from an unrelated third party entity in the form of a convertible note, The note bears interest at a rate of 10.0 percent per annum, with principal and interest due in full on July 27, 2015.  Accrued interest payable on the note totaled $6,452 at December 31, 2012.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of December 31, 2012 the Company had amortized $5,377 of the debt discount to interest expense, leaving $32,123 in unamortized debt discount at December 31, 2012.

NOTE 4 – FACTORING LINE PAYABLE

During the year ended December 31, 2012 and 2011, the Company borrowed a total of $-0- and $136,383, respectively from a factoring company against its accounts receivable. The factoring line charges a discount of 3.75%- 4.0% of the amount of the receivable and interest at a rate of 3.0% per month over the period that the receivable remains unpaid. During the year ended December 31, 2011 the Company converted the balance of $206,548, which included $139,571 in cash borrowed and $66,977 in accrued interest and fees. The outstanding principle balance of the factoring line payable totaled $206,548, and $416,031 as of December 31, 2012 and 2011 respectively. The outstanding accrued interest of the factoring line payable totaled $237,101 and $66,977 as of December 31, 2012 and 2011 respectively.

NOTE 5 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

As of December 31, 2012 the Company had in-progress contracts recorded under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work. As of December 31, 2012 and 2011, the Company has capitalized $28,910 and $0 of costs incurred in relation to sales contracts.

NOTE 6 – DEFERRED REVENUE

The Company recognizes revenue under the completed contract method. Under this method, revenue from signed sales contracts is deferred for an average of sixty days. The Company then recognizes revenue for professional services in full. Revenue from monthly licenses is recognized over the life of the contract. The Company has recorded deferred revenues of $81,540 and $12,317 as of December 31, 2012 and 2011, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

At its inception the Company issued an aggregate of 100 shares of its common stock to its founder for subscriptions receivable of $180. The subscription receivable was collected during the year ended December 31, 2010.

On April 6, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GroveWare Technologies Ltd., a privately held Delaware corporation (“GroveWare”) and ePhoto Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which GroveWare merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on April 9, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 21,500,000 (post-split) shares of the Company’s common stock were issued to the holders of GroveWare’s common stock in exchange for their shares of GroveWare. Immediately following the closing of the Merger Agreement, under the terms of an Assignment of Assets Agreement (the “Assignment Agreement”), the Company transferred all of its pre-merger assets and liabilities (the “Split-Off”) to its former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 56,000,000 shares of the Company’s common stock and the cancellation of related party loans in the amount of $39,154.

NOTE 8 – SIGNIFICANT EVENTS

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

One-for-Five Reverse-Split

 On September 28, 2012, the Company’s board of directors resolved to decrease the number of authorized shares of common stock, par value $0.001, from 450,000,000 to 90,000,000. Correspondingly, the Company’s board of directors affirmed a reverse-split of the Company’s common stock on a one-share-for-five-shares basis in which each shareholder was issued one share of common stock in exchange for five shares of their currently issued common stock. Immediately prior to this reverse-split transaction the Company had 307,500,000 shares of common stock issued and outstanding. Immediately after the reverse-split transaction the Company had 61,500,000 shares of common stock issued and outstanding. All references to common stock in the accompanying financial statements and footnotes have been retroactively restated so as to incorporate the effect of this stock-split transaction.

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

NOTE 9 -   INCOME TAXES

The FASB has issued ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	2012	2011
Deferred tax assets:
NOL carryover	$(564,148)	$(178,267)
Change in valuation allowance	564,148	178,267
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the years ended December 31, 2012 and 2011. The components of income tax expense are as follows:

	2012	2011
Book income (loss)	$(385,881)	$(179,790)
Valuation allowance	385,881	179790
Income tax expense	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.

NOTE 9 -   INCOME TAXES (Continued)

As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2011, 2010, and 2009.

NOTE 10 – SUBSEQUENT EVENTS

On January 15, 2013 the Company signed a Separation Agreement with an officer and director of the Company whereby the officer resigned his positions with the Company, and the Company agreed to issue 500,000 shares of common stock and pay the former officer’s accrued salary of $158,686 in three equal monthly installments commencing February 15, 2013. On February 12, 2013, the Company amended the Separation Agreement. Pursuant to that amendment, our officer and director, agreed to transfer 500,000 of his personal shares to the departing officer and director as a replacement for the Company issuing those shares.

On January 8, 2013 the Company entered into a note payable agreement whereby the Company borrowed $42,500 from an unrelated third party. The note accrues interest at a rate of 8 percent per annum is due in full on September 10, 2013 and is convertible into the Company’s common stock at 58 percent of the average of the lowest three trading prices in the ten days preceding the conversion date.

On February 13, 2013 the Company entered into a note payable agreement whereby the Company borrowed $37,500 from an unrelated third party. The note accrues interest at a rate of 8 percent per annum is due in full on November 15, 2013 and is convertible into the Company’s common stock at 58 percent of the average of the lowest three trading prices in the ten days preceding the conversion date.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2013 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2012.

NAME	AGE	POSITIONS AND OFFICES HELD
Hrair Achkarian	54	President, Chief Executive Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Hrair Achkarian. Hrair Achkarian has over 15 years of experience working within the software development industry. In April 1996, he founded GroveWare Technologies Inc., where he currently serves as Chief Executive Officer and President and is responsible for all business development, product development and customer support issues. While working for GroveWare Technologies Inc., Mr. Achkarian has spearheaded the business operations through four releases of its calendar software product. Additionally, he has successfully penetrated the educational, government and business markets within the United States and firmly entrenched the GroveWare Technologies name as a reputable software developer. Mr. Achkarian was appointed as President, Chief Executive Officer and a member of the Board of Directors of the Company due to his comprehensive knowledge and experience in the software development industry.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2012, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2012 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Hrair Achkarian President, Chief Executive Officer, and Director	0	0	0
W. Scott Boyes Former Chief Financial Officer, Treasurer, Secretary and Director	0	0	0
Yong Feng Sara Yi Former President, Chief Executive Officer and Director	0	0	0

Code of Ethics

As of December 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hrair Achkarian President, Chief Executive Officer, and Director(1)	2012 2011	90,000 120,000	0 0	0 0	0 0	0 0	0 0	0 0	90,000 120,000
W. Scott Boyes Former Chief Financial Officer, Treasurer, Secretary and Director(2)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Yong Feng Sara Yi Former President, Chief Executive Officer and Director(3)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Represents compensation earned as an officer of GroveWare. On April 6, 2012, Hrair Achkarian was appointed as President, Chief Executive Officer and a member of the Board of Directors. Mr. Achkarian accrued a salary of $120,000 in 2011 as an officer and director of an affiliated company and 75% ($90,000) of that amount was charged to the Company as a management fee.

(2)	Mr. Boyes was a consultant to GroveWare but not an executive officer or director prior to the Merger. He therefore received no compensation as an executive officer or director. On April 6, 2012, Mr. Boyes was appointed as Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors. On January 22, 2013, we entered into a Separation Agreement with Mr. Boyes, which marked his official date of departure with our company.

(3)	Yong Feng Sara Yi served as our Chief Executive Officer until the Merger on April 6, 2012.

Narrative Disclosure to the Summary Compensation Table

On August 1, 2012, we executed an employment agreement with Mr. Hrair Achkarian (“Achkarian”). Pursuant to the terms and conditions of the Agreement:

▪	Achkarian will serve as our President and Chief Executive Officer. While employed by us, Achkarian will use his best efforts to promote our success;
▪	Achkarian will receive an annual base salary of US$250,000 and receive stock grants of 3,000,000 shares of our common stock and an option to purchase 1,000,000 shares of our Class A Convertible Preferred Stock at the current fair market value. Our Class A Convertible Preferred Stock has super voting rights of 100 votes per share and each share is convertible into one share of our common stock.
▪	Achkarian will also be entitled to a performance benefits, car allowance, paid time off, health and other benefits;
▪	Achkarian will be subject to confidentiality provisions and non-competition restrictions; and
▪	Upon termination of Achkarian’s employment, Achkarian will be entitled to severance as provided under the Agreement.

On January 22, 2013, we entered into a Separation Agreement with Scott Boyes regarding the terms and conditions of his departure from our company. Pursuant to the provisions of the agreement, we agreed with Mr. Boyes as follows:

▪	As of the date of the agreement, Mr. Boyes is no longer an officer or director of our company and all prior agreements with Mr. Boyes are terminated in their entirety;
▪	Mr. Boyes shall receive 500,000 shares of our common stock, from Hrair Achkarian’s personal shares, and his company will receive $158,686 payable in three equal monthly installments commencing February 15, 2013 as funds are available and out of pocket expenses not to exceed $6,000 by January 31, 2013;
▪	In exchange for the above consideration, Mr. Boyes agreed to a release of any and claims and further agreed to certain covenants as provided for in the agreement.
▪	Mr. Boyes will be involved with our company in a limited role as a consultant to assist with the completion of our financial statements for the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Hrair Achkarian	-	-	-	-	-	-	-	-	-
W. Scott Boyes	-	-	-	-	-	-	-	-	-
Yong Feng Sara	-	-	-	-	-	-	-	-	-
25

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 6, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 61,500,011 shares of common stock issued and outstanding on March 6, 2013. Except as otherwise indicated, the address of each person named in this table is c/o GroveWare Technologies Ltd. 1006 - 20 Eglinton Ave. W., Toronto, Ontario, Canada M4R 1K8.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Hrair Achkarian(1)	39,500,000 shares	64.22%
Total of All Directors and Executive Officers:		39,500,000 shares	64.22%
More Than 5% Beneficial Owners:
None

(1)	Represented by 200,000,000 shares held by GroveWare Holdings Inc., which is beneficially owned by a trust in which Mr. Achkarian is the beneficial owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2012 or in any presently proposed transaction which, in either case, has or will materially affect us.

Please refer to the section titled Executive Compensation.

Under the Assignment Agreement, we transferred all of our pre-Merger assets and liabilities to our former officer and director, Yong Feng Sara Yi, and shareholder, Namuun Ganbaatar, in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,600,000 shares of our common stock and the cancellation of related party loans in the amount of $39,154.

We have acquired an exclusive license from GroveWare Technologies Inc. to market and support MobiTask, eXFORMA, eXFORMA BPM SUITE and MTM throughout the United States. We are also permitted under the license to further develop and improve these and other product offerings to U.S. customers. Our officer and director, Hrair Achkarian owns GroveWare Technologies, Inc.

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

Since its inception in 2008 we have transacted a significant amount of business with entities controlled by Hrair Achkarian, whereby expenses were paid on behalf of the company, cash was transferred to the company, services were provided for the company, and various other resources were provided to the company. These transactions have been recorded and aggregated into related-party payables. We also accrue a royalty equal to 20% of net revenues for the license of our technology, which have been recorded as a related-party receivable. Total royalties payable to related parties at December 31, 2012 and 2011 was $82,400 and $53,888, respectively.

At December 31, 2012 and 2011, we had trade accounts payable due to related parties in the amount of $466,021 and $91,970, respectively.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$7,200	$0	$2400	$0
2012	$15,500	$0	$0	$0
27

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated April 6, 2012(1)
2.2	Assignment of Assets Agreement, dated April 6, 2012(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
3.3	Certificate of Amendment(3)
3.4	Certificate of Change(3)
3.5	Certificate of Change(6)
10.1	Exclusive Master License Agreement, dated December 31, 2009(1)
10.2	Factoring and Security Agreement, dated October 21, 2010(1)
10.3	GroveWare Technologies Ltd. 2012 Incentive Plan(4)
10.4	Executive Employment Agreement, dated August 1, 2012(5)
10.5	Separation Agreement, dated January 15, 2013(7)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.6	Amendment to Separation Agreement, dated February 15, 2013(8)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).
(1)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on April 10, 2012.
(2)	Incorporated by reference on Form S-1 of the Company's Registration Statement filed on February 25, 2010.
(3)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012.
(4)	Incorporated by reference on Form S-8 of the Company's Registration Statement filed on July 11, 2012.
(5)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.
(6)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012.
(7)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(8)	Incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013.
28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GroveWare Technologies Ltd.

By:	/s/ Hrair Achkarian
Hrair Achkarian Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 16 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hrair Achkarian
Hrair Achkarian Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 16, 2013

29