Form 10-Q
period 2013-03-31
GroveWare Technologies Ltd.
filed 2013-05-20
CIK 1484931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,700,000 as of May 20, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited);
F-2	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flow for the three months ended March 31, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GROVEWARE TECHNOLOGIES LTD.

Condensed Balance Sheets

(Expressed in US dollars)

	March 31, 2013 $	December 31, 2012 $
	(Unaudited)
ASSETS

Cash	—	333
Costs in excess of billings on uncompleted contracts	1,488	28,910
Accounts receivable	7,629	—

Total Assets	9,117	29,243

LIABILITIES

Current Liabilities

Bank indebtedness	34,819	—
Accounts payable and accrued liabilities	434,704	262,578
Accrued interest payable	276,278	237,101
Due to related parties	320,320	466,021
Deferred revenue	23,704	81,540
Royalty payable – related party	101,760	82,400
Note payable	190,759	190,759
Convertible debentures, net of unamortized discount of $71,500 (2012 - $32,123)	158,500	117,877
Derivative liabilities	84,422	—

Total Liabilities	1,625,266	1,438,276

STOCKHOLDERS’ DEFICIT

Preferred stock: 10,000,000 shares authorized, $0.001 par value, nil shares issued and outstanding	—	—

Common stock: 90,000,000 shares authorized, $0.001 par value, 61,700,000 and 61,500,000 shares issued and outstanding, respectively	61,700	61,500

Additional paid-in capital	40,000	(24,000)

Accumulated Deficit	(1,717,849)	(1,446,533)

Total Stockholders’ Deficit	(1,616,149)	(1,409,033)

Total Liabilities and Stockholders’ Deficit	9,117	29,243

(The accompanying notes are an integral part of these condensed financial statements)

GROVEWARE TECHNOLOGIES LTD.

Condensed Statements of Operations

(Unaudited)

(Expressed in US dollars)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $

Revenues	73,467	30,481
Cost of sales	(46,900)	—

Gross Margin	26,567	30,481

Operating Expenses

General and administrative	169,295	113,230
Professional fees	5,000	2,831
Rent	23,984	11,421

Total Operating Expenses	198,279	127,482

Loss from Operations	(171,712)	(97,001)

Other Expenses

Interest expense	(71,614)	—
Loss from change in fair value of derivative liabilities	(27,990)	—

Total Other Expenses	(99,604)	—

Net Loss	(271,316)	(97,001)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	61,616,854	307,500,000

(The accompanying notes are an integral part of these condensed financial statements)

GROVEWARE TECHNOLOGIES LTD.

Condensed Statements of Cashflows

(Unaudited)

(Expressed in US dollars)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $
Operating Activities

Net loss for the period	(271,316)	(97,001)

Adjustment to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debenture	17,055	—
Loss on change in fair value of derivative liabilities	27,990
Shares issued for services	64,200	—

Changes in non-cash working capital:
Accounts receivable	(7,629)	(7,783)
Bank indebtedness	34,819	—
Costs in excess of billings on uncompleted contracts	27,422	(2,024)
Accrued expenses – related parties	—	88,481
Accounts payable and accrued liabilities	172,126	25,151
Accrued interest payable	39,177	—
Due to related parties	(145,701)	—
Royalty payable – related party	19,360	—
Deferred revenue	(57,836)	(6,818)

Net Cash Provided By (Used In) Operating Activities	(80,333)	6
Financing Activities
Proceeds from convertible debentures	80,000	—
Net Cash Provided By Financing Activities	80,000	—

Increase (decrease) in Cash	(333)	6

Cash – Beginning of Period	333	89

Cash – End of Period	—	95

Supplemental Disclosures
Interest paid	—	—
Income tax paid	—	—

(The accompanying notes are an integral part of these condensed financial statements)

GROVEWARE TECHNOLOGIES LTD.

Notes to the Condensed Financial Statements

(expressed in US dollars)

1. Nature of Operations and Continuance of Business

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

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

2.	Summary of Significant Accounting Policies (continued)

d)	Accounts Receivable

The Company’s accounts receivable are presented net of the allowance for estimated doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2013, the Company’s accounts receivable, net of the allowance for doubtful accounts, was $7,629 (December 31, 2012 - $nil).

e)	Revenue Recognition

The Company generated revenues beginning in 2010. The Company recognizes revenue from sales contracts under the completed contract method of accounting and revenue from monthly license services are recognized under the percentage-of-completion method over the term of the contract, pursuant to ASC 605. Revenue from monthly licenses, professional services and support fees is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability is assured.

The Company has not had any history of product returns or license cancellations; therefore, no allowance for returns has been recorded.

f)	Cost of Sales

Cost of sales is comprised primarily of the cost of direct labor costs. Costs incurred by the Company are recorded as costs in excess of billings on uncompleted contracts before the project’s revenue is recognized.

g)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2013, the Company had 3,882,730 potentially dilutive shares outstanding.

h)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

GROVEWARE TECHNOLOGIES LTD.

Notes to the Condensed Financial Statements

(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Derivative Liabilities

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Subsequent changes to fair value are recorded in the statement of operations.

k)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, bank indebtedness, trade accounts receivable, accounts payable and accrued liabilities, accrued interest payable, amounts due to related parties, notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)	Advertising Expense

The Company expenses advertising costs when incurred. For the three months ended March 31, 2013, the Company incurred a total of $nil (December 31, 2012 - $5,806) in advertising costs.

m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GROVEWARE TECHNOLOGIES LTD.

Notes to the Condensed Financial Statements

(expressed in US dollars)

3. Convertible Debentures

a)

On July 27, 2012, the Company issued a $150,000 convertible debenture to a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and matures on July 27, 2015. The note is convertible into shares of common stock at any time after the date of issuance at a conversion rate of 80% of the average of the three lowest closing bid prices of the Company’s common stock for the five trading days ending one trading date prior to the date of the conversion notices is sent by the holder to the Company. As at March 31, 2013, the Company recorded accrued interest of $10,151 (December 31, 2012 - $6,452), which has been recorded as accrued interest payable.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the three months ended March 31, 2013, the Company had amortized $3,082 (December 31, 2012 - $5,377) of the debt discount to interest expense. As at March 31, 2013, the carrying value of the debenture was $120,959 (December 31, 2012 - $117,877).

b)	On January 8, 2013, the Company issued a $42,500 convertible debenture to a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on September 10, 2013. The note is convertible into shares of common stock 180 days after the date of issuance at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading date prior to the date of the conversion notices is sent by the holder to the Company. As at March 31, 2013, the Company recorded accrued interest of $764 (December 31, 2013 - $nil), which has been recorded as accrued interest payable.

c)

On February 13, 2013, the Company issued a $37,500 convertible debenture to a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on November 15, 2013. The note is convertible into shares of common stock at any time after the date of issuance at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading date prior to the date of the conversion notices is sent by the holder to the Company. As at March 31, 2013, the Company recorded accrued interest of $378 (December 31, 2013 - $nil), which has been recorded as accrued interest payable.

4. Factoring Line Payable

During the three months ended March 31, 2013, the Company borrowed a total of $nil (December 31, 2012 - $nil) from a factoring company against its accounts receivable. The factoring line charges a discount of 3.75%- 4.0% of the amount of the receivable and interest at a rate of 3.0% per month over the period that the receivable remains unpaid. As of March 31, 2013, the outstanding principle balance of the factoring line payable totaled $190,759 (December 31, 2012 - $206,548). The outstanding accrued interest of the factoring line payable totaled $259,609 (December 31, 2012 - $237,101).

GROVEWARE TECHNOLOGIES LTD.

Notes to the Condensed Financial Statements

(expressed in US dollars)

5. Derivative Liabilities

Derivative liabilities consist of convertible debentures with variable conversion prices. During the period ended March 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $27,990 (2012 - $nil). The fair values of these derivative liabilities are as follows:

	March 31, 2013 $	December 31, 2012 $

January 2013 convertible debenture	43,104	—
February 2013 convertible debenture	41,318	—

	84,422	—

The fair values of derivative financial liabilities were determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
As at issuance date:
January 2013 convertible debenture	896%	0.13%	0%	0.67
February 2013 convertible debenture	851%	0.13%	0%	0.75
As at March 31, 2013:
January 2013 convertible debenture	397%	0.11%	0%	0.45
February 2013 convertible debenture	410%	0.13%	0%	0.63

6. Costs in Excess of Billings on Uncompleted Contracts

As of March 31, 2013, the Company has capitalized $1,488 (December 31, 2012 - $28,910) of costs incurred in relation to sales contracts.

7. Deferred Revenue

As of March 31, 2013, the Company has recorded deferred revenues of $23,704 (December 31, 2012 - $81,540).

8. Common Stock

On February 7, 2013, the Company issued 200,000 common shares with a fair value of $64,200 for investor relation services. The fair value of the common shares was determined by using the closing trading price on the measurement date.

9. Related Party Transactions

a)	As at March 31, 2013, the Company had trade accounts payable due to related parties of $320,320 (December 31, 2012 - $466,021).
b)	The Company accrues a royalty equal to 20% of net revenues for the license of its technology to a related party. As at March 31, 2013, the Company owed $101,760 (December 31, 2012 - $82,400) of royalties payable.

10. Commitments

On February 7, 2013, the Company entered into an investor relation agreement with a non-related party whereby the Company has agreed to pay $5,000 per month for a period of one year beginning March 2013. In addition to the monthly payments, the Company has also agreed to issue 200,000 common shares (refer to Note 8).

GROVEWARE TECHNOLOGIES LTD.

Notes to the Condensed Financial Statements

(expressed in US dollars)

11. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2013 with the exception of the following:

a)	On April 23, 2013, the Company signed a $275,000 convertible drawdown debenture with non-related party whereby the Company may borrow up to $250,000 net of a $25,000 discount on the face value of the debenture. Under the terms of the debenture, the amount is unsecured, matures one year from the date of the first payment (the “Effective Date”), and bears interest at nil% for the first 90 days after the Effective Date and a one-time interest charge of 12% shall be applied to the principal sum if not repaid within the initial 90 day period. The lender, at any time after the Effective Date, may convert all or part of the outstanding unpaid principal and accrued interest into common shares of the Company at the lesser of $0.07 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

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

Groveware’s relationship with its channel partner VerizonWireless (VZ) has grown substantially, and the two companies continue to collaborate closely to acquire new customers. Currently, there are more than 15 new pilot projects in the works, and over 10 new customers fully deployed using MobiTask. Groveware currently has solutions for clients in construction vertical, such as HVAC service companies, electrical contractors, general contractors, pipeline construction, environmental services, property management, and manufacturing and professional services. The public sector is quickly becoming an important vertical for Groveware. MobiTask solutions for federal, state, and local authorities such as law enforcement, inspection, investigation, and emergency response are adding new sources of revenue for the company. These new sources of clientele are expected to bring significant revenue to our company for 2013.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

We generated $73,467 in revenues for the three months ended March 31, 2013, as compared with $30,481 for the three months ended March 31, 2012.

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

Gross revenues from carrier channel subscription sales are projected to grow rapidly to $2.6 million in 2013 and increasing to in excess of $11.4 million by 2015. Management believes that, with the proper financing, these numbers are very conservative given the size of the carriers’ enterprise customer base and the overall market potential.

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

Revenue Mix

During the first quarter of 2013, approximately 53% of revenue was generated through direct sales, technical support and professional services billings, while 47% of revenue resulted from subscription sales primarily through the Verizon partnership. By the end of 2015, carrier-based subscription sales as a percentage of total revenue are projected to level out to the 60% range.

Expenses

We incurred $198,279 in operating expenses for the three months ended March 31, 2013, as compared with operating expenses of $127,482 for the three months ended March 31, 2012. Our operating expenses increased in every category when comparing the three months ended March 31, 2013 and 2012. Professional fees were $5,000 for the three months ended March 31, 2013, as compared with $2,831 for the three months ended March 31, 2012. Our rent expenses were $23,984 for the three months ended March 31, 2013, as compared with $11,421 for the three months ended March 31, 2012. Our general and administrative expenses were $169,295 for the three months ended March 31, 2013, as compared with general and administrative expenses of $113,230 for the three months ended March 31, 2012.

We incurred $71,614 in interest expenses for the three months ended March 31, 2013, as compared with $0 for the three months ended March 31, 2012. We also incurred $27,990 as a loss from the change in fair value of derivative liabilities for the three months ended March 31, 2013, as compared with $0 for the three months ended March 31, 2012. The increase is due to financings that we entered into.

Even though our channel partner distribution strategy will lighten our expenses going forward, we expect that our operating expenses will increase as we raise money, add sales representatives, and implement our business plan over the next 12 months.

Cost of Service/Sales

The cost of service/sales expense is associated with delivery of a sales unit, including direct labor cost associated with the delivery of implementation and consulting services provided directly to end-users or to distribution partners and sales commissions. In the first quarter ended March 31, 2013, we have cost of services/sales at 64% of total revenue. Cost of sales were $46,900 and $0 for the three months ended March 31, 2013 and 2012, respectively. The reason for the increase is largely due to the fact that the revenues increased in 2013 from 2012 and due to the fact that we had more professional services revenues in 2013 than in 2012. When operations have reached our projected levels, our cost of service/sales is projected to be approximately 18% of total revenue. We hope to achieve this by the end of 2013.

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

Currently, we do not have a sales team. We only have one full-time employee, Hrair Achkarian, our officer and director. We have five independent contractors that are working on customer development, implementation, and business analysis. With funding, we plan to add 3 sales representatives and a VP of Sales by the end of 2013. We hope to double our sales team by 2014.

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

Earnings

We had a net loss of $271,316 for the three months ended March 31, 2013, as compared with a net loss of $97,001 for the three months ended March 31, 2012.

We currently have a gross margin ratio of 36% for Q1 of 2013. As with most enterprise software sales, mature entities often achieve gross margins ratios at around 72%. We hope to achieve that level by 2015. We expect that EBITDA margins will be negative through the end of 2013, but are projected to increase from 28.4% in 2013 to a very favorable 57% by 2015. We further expect net earnings before taxes will increase from a loss of $989,438 in 2012 to a pre-tax profit of over $10.7 million by 2015, primarily because of increasing sales over moderating expense levels.

The break-even sales level of $70,000 was achieved for Q1 of 2013. We project cash flows becoming positive at sales levels of less than $100,000 in Q2 of 2013.

An assumed moderate 25% growth rate in 2015 and 2016 may result in projected recognized revenues of $19.4 and $23.4 million with pre-tax earnings of $10.7 and $13.7 million, respectively.

Liquidity and Capital Resources

We had $9,117 in current assets and $1,625,266 in current liabilities as of March 31, 2013. We therefore had a working capital deficit of $1,616,149.

Operating activities used $80,333 for the three months ended March 31, 2013. Our net loss of $271,316 and $145,701 due to related parties were the primary source our negative operating cash flow, partially offset primarily by increases in accounts payable and accrued liabilities of $172,126.

Financing activities provided $80,000 the three months ended March 31, 2013, which consisted of convertible promissory notes in the aggregate principal amount of $80,000. The notes accrue interest at a rate of 8 percent per annum and are convertible into our common stock at 58 percent of the average of the lowest three trading prices in the ten days preceding the conversion date.

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

Operating expenses before interest is expected to gradually increase, based on the sales growth and related support requirements, to approximately $325,000 per month by the end of Q2 2013. Initial pro forma profits beginning in Q1 2013 and cash flow breakeven occurs in Q2 2013.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

GroveWare Technologies Ltd.

Date:	May 20, 2013

By: /s/ Hrair Achkarian Hrair Achkarian Title: Chief Executive Officer

